Form 10-Q
period 2011-03-31
BWAY INTERMEDIATE COMPANY, INC.
filed 2011-05-13
CIK 1500341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2011

Commission File Number	Registrant and State of Incorporation Address and Telephone Number	I.R.S. Employer Identification Number
333-172764-01	BWAY INTERMEDIATE COMPANY, INC. (Delaware) 8607 Roberts Drive, Suite 250 Atlanta, Georgia 30350-2237 (770) 645-4800	27-2594571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 12, 2011, the registrant had a total of 1,000 shares of $0.01 par value per share common stock outstanding.

BWAY INTERMEDIATE COMPANY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2011

i

PRESENTATION

Effective June 16, 2010, BWAY Intermediate Company, Inc. (“BWAY Intermediate” or “Successor”), acquired BWAY Holding Company (“BWAY Holding” or “Predecessor”) as a result of the merger of Picasso Merger Sub, Inc. (“Merger Sub”), a 100% owned subsidiary of BWAY Intermediate, with and into BWAY Holding, which is the surviving company, pursuant to an agreement and plan of merger dated March 28, 2010 (the “Merger”). BWAY Intermediate is a 100% owned subsidiary of BWAY Parent Company, Inc. (“BWAY Parent”), which is owned by investment entities (“MDP Investment Funds”) affiliated with Madison Dearborn Partners, LLC (“MDP”) and certain members of BWAY Holding’s management (“Management Investors”). The Merger and related transactions are sometimes referred to collectively as the “Transactions.” BWAY Parent, Merger Sub and BWAY Intermediate are Delaware corporations formed in connection with the Merger. BWAY Holding is a Delaware corporation formed in 2002.

In this document, “we,” “our,” “us” and “the Company” refer to the combination of Successor and Predecessor, unless otherwise indicated or apparent from the context.

ii

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Intermediate Company, Inc. and Subsidiaries

($ in millions, except par value)	March 31, 2011	September 30, 2010
Assets
Current assets
Cash and cash equivalents	$5.0	$101.3
Accounts receivable, net of allowance for doubtful accounts of $0.6 and $0.5	156.5	121.0
Inventories, net	144.9	106.1
Other current assets	35.7	26.5

Total current assets	342.1	354.9

Property, plant and equipment, net	183.1	163.7
Goodwill	432.8	407.4
Other intangible assets, net	405.0	405.9
Other assets	34.3	31.1

Total assets	$1,397.3	$1,363.0

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$139.0	$133.1
Other current liabilities	45.3	54.0
Current portion of long-term debt	5.1	4.9

Total current liabilities	189.4	192.0

Long-term debt	715.9	683.8
Deferred tax liabilities	167.4	158.4
Other liabilities	46.3	47.2

Total liabilities	1,119.0	1,081.4

Commitments and contingencies (Note 13)

Stockholder’s equity
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	–	–
Additional paid-in capital	298.8	294.1
Retained deficit	(20.4)	(11.2)
Accumulated other comprehensive loss	(0.1)	(1.3)

Total stockholder’s equity	278.3	281.6

Total liabilities and stockholder’s equity	$1,397.3	$1,363.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Intermediate Company, Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
($ in millions)	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Net sales	$302.3	$248.0	$543.0	$467.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	257.5	207.9	475.9	394.8
Depreciation and amortization	22.0	13.1	43.7	26.8
Selling and administrative	4.3	5.0	10.0	10.7
Restructuring	0.5	0.7	0.8	2.7
Interest, net	13.9	8.8	27.6	17.7
Merger transaction costs	–	5.0	–	5.0
Business acquisition costs	0.1	–	0.6	0.5
Other	(0.4)	0.4	(1.5)	0.8

Total costs and expenses	297.9	240.9	557.1	459.0

Income (loss) before income taxes	4.4	7.1	(14.1)	8.0
Provision for (benefit from) income taxes	2.9	2.7	(4.9)	2.8

Net income (loss)	$1.5	$4.4	$(9.2)	$5.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Intermediate Company, Inc. and Subsidiaries

	Six Months Ended
	Successor	Predecessor
($ in millions)	March 31, 2011	March 31, 2010
Cash Flows from Operating Activities
Net (loss) income	$(9.2)	$5.2
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	20.5	18.9
Amortization of other intangible assets	23.2	7.9
Amortization of debt issuance costs	2.1	1.1
Accretion of debt discount	0.4	2.2
Debt issuance costs not capitalized	0.4	–
Gain on disposition of property, plant and equipment	–	(0.1)
Deferred income taxes	0.9	–
Stock-based compensation expense	0.7	0.4
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(23.7)	(25.9)
Inventories	(14.7)	(17.1)
Accounts payable	(4.6)	24.0
Other assets	(1.9)	(2.2)
Accrued and other liabilities	(12.9)	(5.0)
Income taxes, net	(2.1)	(9.8)

Net cash used in operating activities	(20.9)	(0.4)

Cash Flows from Investing Activities
Capital expenditures	(18.5)	(12.4)
Business acquisitions, net of cash acquired	(47.1)	(32.3)
Other	–	0.2

Net cash used in investing activities	(65.6)	(44.5)

Cash Flows from Financing Activities
Proceeds from additional credit facility borrowings	24.9	–
Repayment of credit facility borrowings	(2.5)	(6.6)
Proceeds from revolving credit facility borrowings	63.5	–
Repayment of revolving credit facility borrowings	(54.0)	–
Repayment of acquired debt related to business acquisitions	(33.2)	–
Increase in unpresented bank drafts in excess of cash available for offset	0.7	–
Principal repayments under capital lease obligations	(0.7)	(0.3)
Proceeds from stock option exercises	–	1.6
Excess tax benefit related to share-based payments	–	0.2
Payment of debt issuance costs	(6.4)	–

Net cash used in financing activities	(7.7)	(5.1)

Effect of exchange rate changes on cash and cash equivalents	(2.1)	0.6

Net decrease in cash and cash equivalents	(96.3)	(49.4)
Cash and cash equivalents, beginning of period	101.3	88.7

Cash and cash equivalents, end of period	$5.0	$39.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

BWAY Intermediate Company, Inc. and Subsidiaries

1.	GENERAL

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BWAY Intermediate Company, Inc. (“BWAY Intermediate” or “Successor”) include the accounts of BWAY Holding Company (“BWAY Holding” or “Predecessor”) and its direct and indirect subsidiaries, each 100% owned. BWAY Holding is a 100% owned subsidiary of BWAY Intermediate, which is a 100% owned subsidiary of BWAY Parent Company, Inc. (“BWAY Parent”). In these notes, unless the context specifies otherwise, we refer to BWAY Intermediate and its direct and indirect subsidiaries collectively, notwithstanding any designation as Predecessor or Successor, as “the Company,” “we,” “us” or “our.”

BWAY Parent is owned by investment entities (“MDP Investment Funds”) affiliated with Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago, Illinois (“MDP”), and certain members of BWAY Holding’s management (“Management Investors”). Effective June 16, 2010, BWAY Parent acquired BWAY Holding through the merger of Picasso Merger Sub, Inc. (“Merger Sub”), a 100% owned subsidiary of BWAY Intermediate, with and into BWAY Holding, which is the surviving corporation, pursuant to an agreement and plan of merger dated March 28, 2010 (the “Merger”). We sometimes refer to the Merger and related transactions as the “Transactions.” BWAY Parent, BWAY Intermediate and Merger Sub were formed solely to complete the Merger. See Note 3, “Acquisition of BWAY Holding Company” of Notes to Consolidated Financial Statements included in the Registration Statement (as defined below).

The Transactions were accounted for as a business combination in accordance with applicable accounting guidance, whereby the purchase price paid to effect the Transactions was allocated to record acquired assets and assumed liabilities at fair value as of the acquisition date. At March 31, 2011, the measurement period had not concluded and the purchase price allocation is subject to change in certain circumstances.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended September 30, 2010, which are included in the registration statement on Form S-4 that we filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2011 (the “Registration Statement”). The unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Our fiscal year ends on September 30. Results of operations and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations and cash flows for the full fiscal year.

In these notes, we refer to our fiscal periods when we reference or discuss a year or quarter, unless otherwise indicated.

Business and Segment Information

BWAY Intermediate and BWAY Holding are holding companies that do not have independent operations. BWAY Corporation (“BWAY”), the operating subsidiary of BWAY Holding, and its subsidiaries manufacture and distribute metal and rigid plastic containers primarily to manufacturers of industrial and consumer products for use as packaging. We have operations in the United States, Puerto Rico and Canada, and we sell primarily to customers located in these geographic markets. We report our operations in two business segments: metal packaging and plastic packaging (see Note 14, “Business Segments”).

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards not yet adopted, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in the Registration Statement.

2.	RECENT ACQUISITIONS

See “Business Combinations” under Note 2, “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in the Registration Statement.

Financial information related to the following acquisitions is included in these condensed consolidated financial statements from the applicable acquisition date.

Phoenix Container

On December 20, 2010, we acquired Phoenix Container, Inc. (“Phoenix Container”) in a stock purchase transaction for $39.5 million in cash, which was net of cash acquired and which was funded with available cash on hand and borrowings under our credit facility. The amount includes $6.1 million of assumed debt, which was outstanding immediately preceding the acquisition and which we repaid at closing. Phoenix Container, headquartered in North Brunswick, New Jersey, manufactures a wide range of steel pails used for packaging industrial and consumer products. We believe that this acquisition will provide several strategic and financial benefits to us and it is consistent with our acquisition strategy. Phoenix Container is included in our metal packaging segment.

We have recorded the acquired net assets at fair value in accordance with applicable accounting guidance. Our initial purchase price allocation was incomplete for certain items at December 31, 2010. We revised our estimate of fair value for those items and adjusted our purchase price allocation during the quarter ended March 31, 2011. The adjustment resulted in a $2.6 million increase in property, plant and equipment, a $7.0 million increase in intangible assets subject to amortization, a $4.2 million increase in deferred tax liabilities and a $5.4 million decrease in goodwill. The impact of the adjustment on previously recognized depreciation and amortization was immaterial. The allocation period for the acquisition remains open.

We allocated goodwill and intangible assets subject to amortization of Phoenix Container to the metal packaging segment. See Note 7, “Goodwill and Other Intangible Assets”. Goodwill related to this acquisition consists largely of synergies and economies of scale expected from the integration of the acquired business into our existing operations. The goodwill recognized is not deductible for U.S. income tax purposes. We have estimated the useful life of trade names and customer relationships at 3 years and 14 years, respectively.

Plastican

On October 8, 2010, we acquired Plastican, Inc. (“Plastican”) in a stock purchase transaction for $40.8 million in cash, which was funded with available cash on hand, and includes $27.1 million of assumed debt, which was outstanding immediately preceding the acquisition and which we repaid at closing. Plastican, headquartered in Leominster, Massachusetts, is a manufacturer of highly engineered rigid plastic packaging, covers and gaskets. We believe that this acquisition will provide several strategic and financial benefits to us and it is consistent with our acquisition strategy. Plastican is included in our plastic packaging segment.

We have recorded the acquired net assets at fair value in accordance with applicable accounting guidance. Our initial purchase price allocation for this acquisition was incomplete for certain items at December 31, 2010. We revised our estimate of fair value for those items and adjusted our purchase price allocation during the quarter ended March 31, 2011. The adjustment resulted in a $0.2 million increase in current assets, a $2.0 million increase in intangible assets subject to amortization and a $2.2 million decrease in goodwill. The impact of the adjustment on previously recognized amortization was immaterial. The allocation period for the acquisition remains open.

We allocated goodwill and intangible assets subject to amortization of Plastican to the plastic packaging segment. See Note 7, “Goodwill and Other Intangible Assets.” Goodwill related to this acquisition consists largely of synergies and economies of scale expected from the integration of the acquired businesses into our existing operations. For U.S. income tax purposes, the acquisition is being treated as an asset purchase and, as such, goodwill recognized is deductible for U.S. income tax purposes. We have estimated the useful life of trade names and customer relationships at 3 years and 8 years, respectively.

The following table summarizes our purchase price allocations related to the above acquisitions:

($ in millions)	Phoenix Container	Plastican
Purchase Price Allocation
Current assets	$10.1	$27.6
Property, plant and equipment	8.3	16.1
Intangible assets subject to amortization (customer relationships and trade names)	17.9	3.9
Goodwill	14.7	5.2

Total assets acquired	51.0	52.8
Current liabilities assumed	(3.7)	(12.0)
Deferred tax liabilities	(7.3)	–

	40.0	40.8
Less: cash acquired	(0.5)	–

Purchase price, net of cash acquired	39.5	40.8
Debt assumed and repaid at closing	(6.1)	(27.1)

Purchase price, net of cash acquired and debt assumed and repaid at closing	$33.4	$13.7

Supplemental Pro Forma Information

In the table below, we have presented unaudited supplemental pro forma information related to revenue and earnings of the Company on a combined basis for the Phoenix Container and Plastican acquisitions for the six months ended March 31, 2011 and March 31, 2010 as if the acquisitions had occurred at the beginning of 2010, or October 1, 2009. The information is not intended to represent or be indicative of our revenue or earnings that would have been reported had the acquisitions actually occurred at the beginning of 2010 and should not be taken as indicative of our future consolidated results of operations.

	Six Months Ended
($ in millions)	March 31, 2011	March 31, 2010
Supplemental pro forma information
Net sales	$554.2	$526.8
Net (loss) income	$(10.1)	$3.1

The pro forma information includes items that (1) are directly attributable to the businesses acquired, (2) have a continuing impact on our operations and (3) are factually supportable. Pro forma adjustments primarily relate to an increase in depreciation and amortization expense related to amortizable intangible assets recorded in purchase accounting and the income tax impact recorded at the statutory tax rate. The information for the period ended March 31, 2010 was prepared using the historical data of Predecessor and does not reflect the Merger or related transactions as if they had occurred at the beginning of that period.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The following information supplements the unaudited condensed consolidated statements of cash flows for the six months ended March 31, 2011 and March 31, 2010:

	Six Months Ended
	Successor	Predecessor
($ in millions)	March 31, 2011	March 31, 2010
Net cash paid (refunded) during the period for:
Interest	$27.6	$15.8
Income taxes	(3.5)	12.2

Business acquisitions
Fair value of assets acquired	$103.3	$32.9
Fair value of liabilities assumed, including debt repaid at closing	(56.2)	(0.6)

Cash paid for business acquisitions	47.1	32.3

Non-cash investing and financing activities
Amounts owed for capital expenditures	$0.9	$1.4
Assets acquired through capital lease	0.5	0.8
Tax benefit from BWAY Parent recorded into additional paid-in-capital	$4.0	$–

4.	INVENTORIES

The components of inventories as of March 31, 2011 and September 30, 2010 were:

($ in millions)	March 31, 2011	September 30, 2010
Raw materials	$50.3	$24.7
Work-in-progress	48.4	45.5
Finished goods	46.2	35.9

Total inventories	$144.9	$106.1

5.	OTHER CURRENT ASSETS AND LIABILITIES

The components of other current assets and other current liabilities as of March 31, 2011 and September 30, 2010 were:

($ in millions)	March 31, 2011	September 30, 2010
Other current assets
Income taxes receivable	$16.9	$10.4
Deferred tax assets	9.6	9.0
Other	9.2	7.1

Total other current assets	$35.7	$26.5

Other current liabilities
Accrued salaries and wages	$12.5	$14.9
Accrued interest	8.5	11.2
Accrued rebates	6.5	7.7
Self insurance	7.6	7.2
Other	10.2	13.0

Total other current liabilities	$45.3	$54.0

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow the applicable accounting guidance related to fair value measurements and disclosures. The applicable guidance defines fair value and provides a consistent framework for measuring fair value, including financial statement disclosure requirements. As specified in the guidance, valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. These inputs are classified into the following hierarchy:

Level 1 Inputs -	Quoted prices for identical instruments in active markets.
Level 2 Inputs -

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs -	Instruments with primarily unobservable value drivers.

Financial Instruments Measured at Fair Value

The following table represents the fair value hierarchy for those financial instruments measured at fair value on a recurring basis at March 31, 2011 and September 30, 2010.

($ in millions)	Level 1	Level 2	Level 3	Total
March 31, 2011
Liabilities
Interest rate swap arrangement	$–	$0.2	$–	$0.2

September 30, 2010
Liabilities
Interest rate swap arrangement	$–	$0.2	$–	$0.2

We use an income approach to value the liability for the interest rate swap arrangement using a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using market information as of the reporting date, such as the three-month LIBOR curve, and the creditworthiness of the Company and its counterparties.

Financial Instruments Not Measured at Fair Value

Other than as described above, we do not measure any other financial instruments at fair value on a recurring basis. Other than the fair value of our long-term debt, which is presented in the following tables, we believe the carrying value of financial instruments at March 31, 2011 and September 30, 2010 approximated fair value of those financial instruments. We estimated fair value of our long-term debt based on quoted market prices in the secondary credit market.

Estimated fair value of long-term debt:

($ in millions)	Carrying Value	Estimated Fair Value
March 31, 2011
10% senior notes due June 2018, gross of debt discount	$205.0	$221.4
Variable rate term loan, U.S. dollar denominated, maturing February 2018, gross of debt discount	511.2	513.8
Variable rate revolving credit facility, U.S. dollar denominated, maturing February 2016	9.5	9.4

	725.7	$744.6

Unamortized debt discount	(4.7)

Total long-term debt	$721.0

($ in millions)	Carrying Value	Estimated Fair Value
September 30, 2010
10% senior notes due June 2018, gross of debt discount	$205.0	$221.9
Variable rate term loan, U.S. dollar denominated, maturing February 2018	488.8	490.0

	693.8	$711.9

Unamortized debt discount	(5.1)

Total long-term debt	$688.7

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in goodwill for the six months ended March 31, 2011 by reportable segment was:

($ in millions)	Metal Packaging	Plastic Packaging	Total
Balance, September 30, 2010	$137.2	$270.2	$407.4
Acquired (1)	14.7	5.2	19.9
Adjustments (2)	3.5	–	3.5
Currency translation adjustment	–	2.0	2.0

Balance, March 31, 2011	$155.4	$277.4	$432.8

(1)	See Note 2, “Recent Acquisitions.”
(2)	Represents an adjustment to the purchase price allocation during the measurement period related to the Merger. The adjustment resulted in an increase in deferred tax liabilities.

In the Merger, we recorded goodwill at fair value for each of our reporting units. At September 30, 2010, the carrying value of goodwill for each reporting unit closely approximated fair value. Either reporting unit may be at risk of failing step one of the impairment test if fair value is not substantially in excess of carrying value as of our next impairment test. Whether or not fair value is “substantially” in excess of carrying value is a judgment based on the facts and circumstances including, but not limited to, the level of uncertainty associated with the methods and assumptions used for impairment testing. In the event of an economic downturn in the short-term, we could be exposed to an impairment related to goodwill.

Other Intangible Assets

The components of other intangible assets at March 31, 2011 and September 30, 2010 were:

	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
($ in millions)
March 31, 2011
Finite-lived intangible assets
Customer relationships	12.9	$388.9	$(30.4)	$358.5
Trade names	10.2	49.6	(3.5)	46.1
Favorable lease agreements	4.5	0.5	(0.1)	0.4

Total other intangible assets		$439.0	$(34.0)	$405.0

September 30, 2010
Finite-lived intangible assets
Customer relationships	12.8	$367.7	$(9.9)	$357.8
Trade names	10.3	48.8	(1.1)	47.7
Favorable lease agreements	4.5	0.5	(0.1)	0.4

Total other intangible assets		$417.0	$(11.1)	$405.9

The gross carrying amount of other intangible assets increased in 2011 due to certain acquired other intangible assets. See Note 2, “Recent Acquisitions.”

Expected Future Amortization Expense

Expected future amortization expense related to other intangible assets at March 31, 2011 was:

($ in millions)	Amortization Expense
Fiscal year
2011 (remainder)	$23.7
2012	45.8
2013	43.5
2014	41.4
2015	39.2
Thereafter	211.4

Total expected future amortization expense	$405.0

8.	LONG-TERM DEBT

Outstanding Long-Term Debt

Long-term debt outstanding at March 31, 2011 and September 30, 2010 consisted of:

($ in millions)	March 31, 2011	September 30, 2010
Long-term debt
10% senior notes due June 2018	$205.0	$205.0
Variable rate term loan, U.S. dollar denominated, maturing February 2018 (1)	511.2	488.8
Variable rate revolving credit facility, U.S. dollar denominated, maturing February 2016 (1)	9.5	–

	725.7	693.8
Unamortized debt discount	(4.7)	(5.1)

Total long-term debt	721.0	688.7
Less current portion of long-term debt	(5.1)	(4.9)

Long-term debt, net of current portion	$715.9	$683.8

(1)    The credit agreement was amended in February 2011 whereby the maturity dates were extended. At September 30, 2010, the term loan and revolving credit facility were scheduled to mature in June 2017 and June 2015, respectively.

The weighted-average interest rate on variable rate credit facility borrowings at March 31, 2011 and September 30, 2010 was 4.5% and 5.5%, respectively.

Current Portion of Long-Term Debt

The current portion of long-term debt at March 31, 2011 and September 30, 2010 included scheduled annual repayments of approximately $5.1 million and $4.9 million, respectively, payable on a quarterly basis.

The credit agreement contains a provision whereby we may be required to make an “excess cash flow” payment in the quarter following the end of our fiscal year. Our first test period for excess cash flow is for the period from June 16, 2010 to September 30, 2011. We estimate that an excess cash flow payment will not be required for the period ending September 30, 2011, and, as such, no amount has been included in the current portion of long-term debt at March 31, 2011.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt at March 31, 2011 were:

($ in millions)
Fiscal year
2011 (remainder)	$2.6
2012	5.1
2013	5.1
2014	5.1
2015	5.2
Thereafter	702.6

Total scheduled maturities of long-term debt	$725.7

Senior Notes

In connection with the Merger, Merger Sub completed a private placement offering of approximately $205.0 million aggregate principal amount of 10% senior notes due 2018 (the “2018 Notes”) which priced at a discount to par of 98.658%. Interest on the 2018 Notes is payable semi-annually in arrears on June 15 and December 15 through maturity. The 2018 Notes mature June 15, 2018. We will recognize original issue discount (“OID”) of $2.8 million as interest expense over the term of the debt using an effective yield method.

We used the net proceeds from the 2018 Notes to finance, in part, the consideration paid in the Merger, to refinance Predecessor’s existing indebtedness and to pay certain fees and expenses.

Immediately following the Merger, BWAY Intermediate, BWAY Holding and certain of BWAY Holding’s subsidiaries (collectively, the “BWAY Guarantors”) entered into a supplemental indenture with The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”) to an indenture, dated as of June 16, 2010, by and among BWAY Intermediate, Merger Sub and the Trustee (as supplemented, the “Indenture”), pursuant to which BWAY Holding assumed Merger Sub’s obligations under the 2018 Notes and the Indenture and BWAY Intermediate and the BWAY Guarantors became guarantors of the 2018 Notes. Following their acquisition, Plastican and Phoenix Container became BWAY Guarantors.

The Indenture provides that the 2018 Notes are general unsecured obligations of BWAY Holding and will be guaranteed by BWAY Intermediate and each of BWAY Holding’s current and future domestic subsidiaries that guarantee the Senior Secured Credit Facilities (as discussed below), including the BWAY Guarantors. BWAY Holding may redeem the 2018 Notes at its option, in whole or part, at any time prior to June 15, 2014, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and plus the applicable premium. BWAY Holding may redeem the 2018 Notes, in whole or in part, on or after June 15, 2014, at the redemption prices set forth in the Indenture. At any time and from time to time on or before June 15, 2013, BWAY Holding may choose to redeem in the aggregate up to 35% of the aggregate principal amount of the 2018 Notes at a redemption price equal to 110% of the face amount thereof, plus accrued and unpaid interest to the date of redemption with the net proceeds of one or more equity offerings so long as at least 50% of the original aggregate principal amount of the 2018 Notes (excluding 2018 Notes held by BWAY Holding, any direct or indirect parent of BWAY Holding and subsidiaries of BWAY Holding) remain outstanding after each such redemption.

The Indenture contains covenants that limit the ability of the Company (and most of its subsidiaries) to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by its restricted subsidiaries to BWAY Holding; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; and (ix) designate BWAY Holding’s subsidiaries as unrestricted subsidiaries.

We incurred costs of approximately $6.3 million associated with the issuance of the 2018 Notes. The amount included a placement fee paid to the initial purchasers of approximately $5.1 million. We capitalized the costs, which are included in other assets in the condensed consolidated balance sheets, and we are amortizing them to interest expense over the term of the notes.

Registration Rights Agreement

Immediately following the consummation of the Merger, BWAY Holding and the BWAY Guarantors entered into a joinder agreement (“Registration Rights Joinder”) with respect to a registration rights agreement, dated June 16, 2010 (the “Registration Rights Agreement”), by and among Merger Sub, BWAY Intermediate and the initial purchasers of the 2018 Notes. Under the Registration Rights Agreement, BWAY Holding is obligated to file and use its reasonable best efforts to cause to become effective a registration statement with respect to an offer to exchange the 2018 Notes for notes publicly registered with the SEC with substantially identical terms as the 2018 Notes. In March 2011, the SEC declared the Registration Statement effective and BWAY Holding commenced the related exchange offer in accordance with the Registration Statement. On April 27, 2011, the exchange was completed and the original 2018 Notes were exchanged for registered notes with substantially identical terms.

At March 31, 2011, we were in compliance with applicable financial covenants related to the 2018 Notes.

Credit Facility

In connection with the Merger, we entered into a senior secured term loan facility in an aggregate principal amount of $490.0 million, subject to certain additional borrowings, (the “Term Loan”) and a senior secured revolving credit facility with a maximum availability of $75.0 million (the “Revolver” and together with the Term Loan, the “Senior Secured Credit Facilities”) pursuant to a credit agreement dated as of June 16, 2010 by and among BWAY Intermediate, Merger Sub (whose obligations were assumed by BWAY Holding upon consummation of the Merger), ICL Industrial Containers ULC (“ICL”), the lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as administrative agent, Barclays Capital, as document agent and Deutsche Bank Securities Inc., Banc of America Securities LLC and Barclays Capital, as joint lead arrangers, as amended February 23, 2011 (the “2010 Credit Agreement”). As amended, the Term Loan will mature on February 23, 2018 and the Revolver will mature on February 23, 2016.

In February 2011, we amended certain terms of the Senior Secured Credit Facilities. The amendment provided for, among other things, lower interest rates and the elimination or easing of certain restrictive covenants.

We used the initial net proceeds from the Term Loan to finance, in part, the consideration paid in the Merger, to refinance Predecessor’s existing indebtedness and to pay certain related fees and expenses. The Term Loan was issued with an OID of $2.5 million, which is being accreted to interest expense over the term of the Term Loan using an effective yield method. The Revolver was issued with an OID of $1.5 million, which is included in deferred debt issuance costs, and is being amortized to interest expense over the term of the Revolver on a straight-line basis. We did not draw on the Revolver to fund the Merger.

In December 2010, we borrowed an additional $25.0 million under the Term Loan, which was issued with an OID of $0.1 million, under the 2010 Credit Agreement. At March 31, 2011, there was $9.5 million outstanding on the Revolver.

We are obligated to make scheduled repayments on the Term Loan of $5.1 million annually, payable in quarterly installments. Interest accrues on the Senior Secured Credit Facilities, (i) that are denominated in U.S. dollars at a rate equal to the LIBO rate or the base rate, plus an applicable margin and (ii) that are denominated in Canadian dollars at a rate equal to the Canadian prime rate, plus an applicable margin. LIBO rate, base rate, Canadian prime rate and applicable margin are defined in the credit agreement. The LIBO rate is subject to a 1.25% floor and each of the base rate and the Canadian prime rate is subject to a 2.25% floor.

The applicable margin on base rate Term Loan borrowings is equal to 2.25% and on LIBO rate Term Loan borrowings is equal to 3.25%. The applicable margin on Revolver borrowings is equal to 2.75% for base rate or Canadian prime rate borrowings and 3.75% for LIBO rate or bankers’ acceptance loans. The applicable margins on Term Loan or Revolver borrowings may be reduced based on our “consolidated senior secured net leverage ratio” or “consolidated total net leverage ratio,” respectively, each as defined in the 2010 Credit Agreement.

Interest on outstanding Revolver borrowings, if any, accrues at a variable base rate plus a variable margin. The margin is based on the consolidated total net leverage ratio. A portion of the Revolver is available for the issuance of standby letters of credit and any such issuance will reduce the amount available to borrow under the Revolver. At March 31, 2011, there were issued standby letters of credit of $5.0 million and outstanding Revolver borrowings of $9.5 million that, in the aggregate, reduced our Revolver availability to $60.5 million.

The obligations of BWAY Holding under the Senior Secured Credit Facilities are guaranteed by BWAY Intermediate and by BWAY Holding’s direct and indirect domestic restricted subsidiaries, and the obligations of ICL under the Senior Secured Credit Facilities are guaranteed by BWAY Intermediate, BWAY Holding and BWAY Holding’s direct and indirect domestic and Canadian restricted subsidiaries (other than ICL, which is the primary obligor).

The obligations of BWAY Holding under the Senior Secured Credit Facilities are secured by a first priority perfected security interest (subject to permitted liens) in (i) all stock, other equity interests and promissory notes owned by BWAY Intermediate, BWAY Holding and BWAY Holding’s domestic restricted subsidiaries, except that not more than 65% of the total outstanding voting stock of any first-tier “controlled foreign corporation” (within the meaning of Section 957 of the U.S. Internal Revenue Code of 1986, as amended) shall be required to be pledged and (ii) substantially all other tangible and intangible assets owned by BWAY Intermediate, BWAY Holding and BWAY Holding’s domestic restricted subsidiaries.

The obligations of ICL under the Senior Secured Credit Facilities are secured by a first priority perfected security interest (subject to permitted liens) in (i) all stock, other equity interests and promissory notes owned by BWAY Intermediate, BWAY Holding and BWAY Holding’s domestic and Canadian restricted subsidiaries (including ICL) and (ii) substantially all other tangible and intangible assets owned by BWAY Intermediate, BWAY Holding and BWAY Holding’s domestic and Canadian restricted subsidiaries (including ICL).

We may repay all or any portion of the amounts borrowed under Senior Secured Credit Facilities at any time, and we may terminate commitments under the Revolver in whole or in part without premium or penalty, except that voluntary prepayments of LIBO rate loans will be subject to customary breakage costs.

Subject to certain exceptions, the Senior Secured Credit Facilities require that 100% of the net cash proceeds from certain asset sales, insurance recovery and condemnation events and debt issuances and 50% (subject to step-downs) from excess cash flow for each fiscal year must be used to pay down outstanding borrowings under the Term Loan.

The Senior Secured Credit Facilities and related agreements contain financial covenants setting forth a maximum consolidated total net leverage ratio and also contain certain negative covenants (subject to exceptions, materiality thresholds and baskets) including, without limitation, negative covenants that limit our restricted subsidiaries’ ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments or modify certain debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict our or our restricted subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, amend organizational documents, change the nature of our business, change our fiscal quarter and fiscal year and designate BWAY Holding’s subsidiaries as unrestricted subsidiaries.

The Senior Secured Credit Facilities contain events of default, including, without limitation (subject to customary grace periods, cure rights and materiality thresholds) events of default upon (i) the failure to make required payments, (ii) breach of covenants, (iii) inaccuracies of representations and warranties, (iv) cross-defaults to other material indebtedness, (v) bankruptcy events, (vi) material judgments, (vii) certain matters arising under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), (viii) the actual or asserted invalidity of any guarantee or security document with respect to a material amount of assets, and (ix) the occurrence of a change of control. Subject to certain cure rights with respect to the financial covenants, if any such event of default occurs, the lenders under the Senior Secured Credit Facilities are entitled to accelerate the Senior Secured Credit Facilities and take various other actions, including all actions permitted to be taken by a secured creditor.

We are subject to a maximum consolidated total net leverage ratio of 7.25 through the quarter ending December 31, 2012. The maximum ratio decreases to 6.75 following the quarter ending December 31, 2012 and decreases to 6.25 following the quarter ending December 31, 2013, where it remains through maturity.

We incurred costs of $20.8 million associated with the issuance of the Senior Secured Credit Facilities. The amount included commitment fees of $15.5 million and OID on the Revolver of $1.5 million. We capitalized the costs, including the OID on the Revolver, which are included in other assets in the condensed consolidated balance sheets, and we are amortizing them to interest expense over the applicable term of the borrowings.

We incurred costs of $6.4 million, which included arranger fees of $5.8 million, related to the 2010 Credit Agreement amendment in February 2011. We were unable to capitalize $0.4 million of the costs and are amortizing the remaining $6.0 million to interest expense over the applicable term of the borrowings. The unamortized costs are included in other assets in the condensed consolidated balance sheets.

At March 31, 2011, we were in compliance with applicable financial covenants related to the Senior Secured Credit Facilities.

Debt Issuance Costs

We are amortizing original debt issuance costs of approximately $33.1 million related to the 2018 Notes and the Senior Secured Credit Facilities to interest expense over the term of the related debt utilizing a method that approximates the effective yield method. At March 31, 2011 and September 30, 2010, approximately $29.9 million and $26.0 million, respectively, of debt issuance costs remained unamortized, and are included in other assets in the condensed consolidated balance sheets.

9.	EMPLOYEE BENEFIT OBLIGATIONS

Employee Benefit Obligation Liabilities

Employee benefit obligations at March 31, 2011 and September 30, 2010 were:

($ in millions)	March 31, 2011	September 30, 2010
Employee benefit obligation liabilities
Defined benefit pension plans	$12.8	$13.7
Retiree medical and other postretirement benefits	7.9	7.9
Deferred compensation	7.1	6.9

Total employee benefit obligation liabilities	$27.8	$28.5

Employee benefit obligation liabilities by financial statement line item
Other current liabilities	$1.3	$1.3
Other liabilities	26.5	27.2

Total employee benefit obligation liabilities	$27.8	$28.5

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the three and six months ended March 31, 2011 and March 31, 2010 were:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
($ in millions)	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Defined benefit pension plans
Interest cost	$1.1	$0.4	$1.5	$0.8
Expected return on plan assets	(1.1)	(0.3)	(1.4)	(0.6)
Amortization of actuarial loss	(0.1)	0.2	–	0.3

	(0.1)	0.3	0.1	0.5

Other benefits
Interest cost	0.3	0.1	0.4	0.2

Total net periodic benefit cost	$0.2	$0.4	$0.5	$0.7

Multiemployer Pension Liabilities

We had accrued pension withdrawal liabilities of $4.5 million and $4.6 million at March 31, 2011 and September 30, 2010, respectively, related to multiemployer pension plans that covered certain union employees at our former Franklin Park, Illinois facility, which we closed in 2008.

10.	RESTRUCTURING

The components of restructuring liabilities by reportable segment, including certain amounts not allocated to a segment, at September 30, 2010 and March 31, 2011 and the change in the liabilities during the six months ended March 31, 2011 were as follows:

($ in millions)	Balance, September 30, 2010	Additions	Expenditures	Balance, March 31, 2011
Plastic packaging segment
Severance and benefit costs	$0.1	$0.1	$(0.2)	$–
Facility closure costs	0.4	0.4	(0.7)	0.1

Total plastic packaging segment	0.5	0.5	(0.9)	0.1

Metal packaging segment
Severance and benefit costs	0.2	0.2	(0.4)	–
Pension withdrawal liabilities	4.6	–	(0.1)	4.5
Facility closure costs	2.0	0.1	(0.6)	1.5

Total metal packaging segment	6.8	0.3	(1.1)	6.0

Corporate unallocated
Severance and benefit costs	0.2	–	(0.2)	–

Total restructuring liabilities	$7.5	$0.8	$(2.2)	$6.1

At September 30, 2010 and March 31, 2011, $3.1 million and $1.7 million, respectively, of restructuring liabilities were included in other current liabilities in the condensed consolidated balance sheets. At each of September 30, 2010 and March 31, 2011, $4.4 million of long-term restructuring liabilities were included in other liabilities in the condensed consolidated balance sheets.

Except as noted below, our on-going restructuring initiatives are further described in Note 17, “Restructuring,” of Notes to Consolidated Financial Statements included in the Registration Statement.

Plastican. In conjunction with the Plastican acquisition, management committed to a plan to close Plastican’s Phoenix, Arizona manufacturing facility. Manufacturing at the facility ceased in the second quarter of 2011 and business has been relocated to other of our plastic packaging manufacturing facilities. We will continue to use a portion of the facility as a warehouse. The closure eliminated approximately 6 salaried and 58 hourly positions. We expect to incur restructuring expenses of approximately $2.5 million for severance and benefits, leasehold related costs and facility closure and holding costs. The lease on the facility expires in October 2011.

11.	STOCKHOLDER’S EQUITY

Additional Paid-In Capital

During the period from September 30, 2010 to March 31, 2011, additional paid-in capital increased $4.0 million related to an income tax benefit from BWAY Parent and $0.7 million related to stock-based compensation expense.

Comprehensive Income Information

The components of comprehensive income (loss) for the three and six months ended March 31, 2011 and March 31, 2010 were:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
($ in millions)	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Comprehensive income (loss)
Net income (loss)	$1.5	$4.4	$(9.2)	$5.2
Foreign currency translation adjustments	0.3	0.9	1.2	1.8

Comprehensive income (loss)	$1.8	$5.3	$(8.0)	$7.0

The components of accumulated other comprehensive loss at September 30, 2010 and March 31, 2011 and the change during the period were:

($ in millions)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive loss
Balance, September 30, 2010	$(1.3)	$–	$(1.3)
Change	–	1.2	1.2

Balance, March 31, 2011	$(1.3)	$1.2	$(0.1)

12.	SHARE-BASED COMPENSATION

Summary of Share-Based Compensation Plans

We describe our share-based compensation plan in Note 12, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in the Registration Statement. Options granted under the plan relate to the common stock of BWAY Parent.

In the first six months of 2011, the compensation committee awarded 171,878 stock options to certain members of management at a weighted-average strike price of $7.75 per share. Forty percent of each award consisted of service options (68,752 shares) subject to time vesting and 60% of each award consisted of performance options (103,126 shares) subject to vesting based on the achievement of certain return on investment goals upon an exit event. The service awards consisted of incentive and non-qualified stock options. The service options will vest equally on each of the first five anniversary dates of the grant. The stock option awards have a 10-year life.

We estimated a grant date fair value for the service options of $2.61 per share subject to option. We will recognize the fair value of service options, or $0.2 million, as stock-based compensation on a straight-line basis over the five-year service period. Accounting guidance provides that stock-based compensation related to options with performance criteria should only be recognized if the performance criterion is probable and the amount is reasonably estimatable. We believe the $2.61 per share estimated fair value of the service options is our best estimate of grant date fair value for the performance options, or $0.3 million. The probability of the requisite exit event and return on investment targets cannot be determined with any certainty; therefore, we will not recognize any stock-based compensation expense related to the performance options until an exit event is probable.

We calculate grant date fair value based on the Black-Scholes Model with the following weighted-average assumptions: (i) no dividend yield on BWAY Parent common stock; (ii) expected stock price volatility of 57.7%; (iii) a risk-free interest rate of 2.3%; and (iv) an expected option term of 6.5 years. We estimated the expected option term using a “simplified” method, which is applicable to “plain-vanilla” options. We describe the Black-Scholes Model and the assumptions used to determine grant date fair value under “Grant Date Fair Value” in Note 12, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in the Registration Statement. We assumed a weighted-average stock price of $5.29 per share of BWAY Parent common stock on the grant date. There is neither an active market for nor recent trades of BWAY Parent common stock. The stock price used in the calculation represented management’s best estimate as of the grant date.

In January 2011, the Board of Directors of BWAY Parent approved a change in the strike price for outstanding options from $10.00 per share to $5.29 per share. The change was made to adjust the strike price to reflect the impact of a dividend paid by BWAY Parent in October 2010. The modification resulted in incremental share-based compensation of approximately $0.9 million, which will be recognized as stock-based compensation expense from the modification date ratably over the remaining estimated weighted-average service period of approximately 4.4 years. As of the modification date, none of the modified options were vested.

Stock-Based Compensation Expense

Stock-based compensation expense in the statement of operations for the three and six months ended March 31, 2011 and March 31, 2010 was as follows:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
($ in millions)	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Stock-based compensation expense
Cost of products sold (excluding depreciation and amortization)	$0.1	$0.2	$0.2	$0.3
Selling and administrative expense	0.3	0.1	0.5	0.1

Total stock-based compensation expense	$0.4	$0.3	$0.7	$0.4

Stock-based compensation expense is included in corporate undistributed expenses in the business segment disclosure in Note 14, “Business Segments.”

13.	COMMITMENTS AND CONTINGENCIES

Environmental

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in material compliance with all applicable environmental, health and safety laws, although future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. We do not expect to incur material capital expenditures for environmental control projects in the current or subsequent fiscal year.

Some of our current and former facilities are currently involved in environmental investigations, remediation or other claims resulting from the release of hazardous substances or the presence of other contaminants. While we do not believe that any identified investigation or remediation obligations will have a material adverse effect on our financial position, results of operations or cash flows, there is no assurance that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial position, results of operations or cash flows.

Our Homerville, Georgia facility is undergoing corrective action pursuant to the Georgia Hazardous Site Remediation Program regarding an area of drum disposal at the facility. Owens-Illinois, Inc., a former operator of the facility, is conducting the majority of the cleanup. We are in the process of developing a remediation plan with state oversight to complete our portion of the cleanup at the facility.

In a letter dated March 14, 2007, the United States Environmental Protection Agency (the “EPA”) informed Predecessor that corrective action was required at the Company’s Cincinnati, Ohio facility to address documented releases of hazardous substances at the site. The documented releases referenced by the EPA occurred prior to Predecessor’s ownership of the site. The EPA has requested that the Company enter into an Administrative Order on Consent under the Resource Conservation and Recovery Act (the “RCRA”) with respect to corrective action obligations. We continue to work with the EPA to address their concerns. We believe the former owner of the site has indemnity obligations to us with respect to these claims, and Predecessor previously notified them of the matter in which they are cooperating.

From time to time, we receive requests for information or are identified as a potentially responsible party (“PRP”) pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to liability for cleanup of off-site waste disposal sites utilized by current or former facilities or our predecessors in interest. While we do not believe that any of these identified matters will have a material adverse effect on our financial position, results of operations or cash flows, there is no assurance that such obligations will not arise in the future.

We are a member of a PRP group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to Predecessor’s acquisition of the facility in 1989. The Company joined the PRP group in order to reduce exposure, which is estimated to be approximately $0.1 million.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. At March 31, 2011 and September 30, 2010, we had accrued approximately $0.1 million and $0.2 million, respectively, related to environmental liabilities (including the matters described above). These accruals are estimates and future expenditures may exceed these amounts. Environmental related liabilities are included in other current liabilities in the condensed consolidated balance sheets.

Self Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. At March 31, 2011 and September 30, 2010, we had accrued approximately $7.6 million and $7.2 million, respectively, related to these self-insurance liabilities, which were included in other current liabilities in the condensed consolidated balance sheets.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described above. At each of March 31, 2011 and September 30, 2010, we had accrued liabilities related to pending litigation matters of approximately $0.4 million, which were included in other current liabilities in the condensed consolidated balance sheets.

Lead Pigment and Lead Paint Litigation

Wisconsin Personal Injury Lawsuits

In late 2006 and early 2007, our Armstrong Containers, Inc. (“Armstrong”) subsidiary was named as an alleged successor-in-interest in thirty-three lead paint related personal injury lawsuits in Wisconsin. By 2008, all but six of these cases were dismissed without prejudice, leaving only the Godoy, Burton, Clark, Gibson, Stokes and Owens cases.

In January 2010, plaintiff’s counsel re-filed Sifuentes, one of the thirty-three lead paint related personal injury cases previously dismissed without prejudice, before the United States District Court for the Eastern District of Wisconsin.

After an unsuccessful appeal to the Wisconsin Supreme Court, the Godoy plaintiff filed, and the court granted, a motion to dismiss his claims without prejudice. During the pendency of the Godoy appeal to the Wisconsin Supreme Court, the proceedings in the Burton, Clark, Gibson, Stokes and Owens matters were stayed. After the stays were lifted, the Gibson defendants filed, and the court granted, a motion for summary judgment on the Gibson plaintiffs’ claims. Plaintiffs have appealed this decision to the Seventh Circuit Court of Appeals, which has not yet taken up the appeal.

Following the dismissal of the Gibson lawsuit, defendants in Clark, Burton, Stokes, Owens and Sifuentes filed motions for summary judgment on the same grounds as their motion for summary judgment in Gibson. Defendants also requested a stay of Clark, Burton, Stokes, Owens and Sifuentes pending the outcome of the plaintiffs’ appeal in Gibson. During a January 13, 2011 status conference, the Clark court granted defendants’ motion to stay all proceedings without ruling on defendants’ motion for summary judgment. On April 5, 2011, the court in Burton, Stokes, Owens and Sifuentes denied defendants’ motions for summary judgment in each of those cases. Contemporaneously therewith, the court stayed each of those cases.

In January 2011, two additional lawsuits were filed on behalf of current and former Wisconsin residents alleging injuries caused by exposure to lead paint in which Armstrong was named as a defendant: Allen et. al v. American Cyanamid Co. et al. (“Allen”) and Williams et al. v. Goodwin et. al. (“Williams”). Pursuant to the parties’ stipulation, Armstrong’s response to the Allen complaint currently is due by May 19, 2011. On April 7, 2011, Armstrong’s registered agent was served with the Williams complaint and a waiver of service. Provided Armstrong executes the waiver of service, Armstrong’s response to the Williams complaint would be due by May 23, 2011.

On May 3, 2011, an additional lead paint personal injury lawsuit was filed against various lead industry defendants, including Armstrong: Valoe v. American Cyanamid Co., et al. (“Valoe”). Armstrong has not yet been served with the Valoe complaint.

There were no other actions filed, settled or otherwise dismissed thus far during 2011. Taking into account the filing of Allen, Williams and Valoe and the Godoy and Gibson dismissals, a total of eight lead paint personal injury lawsuits currently are pending against Armstrong in Wisconsin. Of these, there are only three cases that have not been stayed.

The amount of each claim pending is unknown and no cases to date have been settled.

Each lawsuit served upon Armstrong has been tendered to Armstrong’s insurers, for which Armstrong had insurance policies in place during the potentially relevant period. Various insurers are participating in the defense of the cases.

Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to provide a range of reasonably possible losses related to this litigation. At March 31, 2011 and September 30, 2010, we had not accrued any amounts for lead paint related personal injury claims.

California Public Nuisance Cases

In 2008, Armstrong was named as a defendant in plaintiffs’ proposed Fourth Amended Complaint in County of Santa Clara, v. Atlantic Richfield Co., Case No. 1-00-cv-788657, Superior Court of California, County of Santa Clara, which was not filed at that time. Following several discussions with plaintiffs’ counsel requesting that Armstrong be dismissed from the Santa Clara case, plaintiffs’ counsel agreed to dismiss Armstrong. On March 16, 2011, plaintiffs filed their Fourth Amended Complaint in which Armstrong is not named as a defendant.

Litigation Related to the Merger

On April 5, 2010, a putative stockholder class action lawsuit was filed in the Superior Court of Fulton County, State of Georgia, against BWAY Holding, the members of the board of directors of BWAY Holding, the chief financial officer of BWAY Holding, MDP, BWAY Parent and Merger Sub. The complaint in the lawsuit asserted that the members of the board of directors and the chief financial officer breached their fiduciary duties by causing BWAY Holding to enter into the Merger Agreement and further asserted that BWAY Holding, MDP, BWAY Parent and Merger Sub aided and abetted those alleged breaches of duty. The complaint sought, among other relief, an order enjoining the consummation of the Merger and rescinding the Merger Agreement. On November 10, 2010, the court issued a final order approving a settlement agreed to between the parties and dismissing the case with prejudice. At September 30, 2010, we had approximately $0.5 million accrued related to this litigation, which we paid in November 2010 following the issuance of the final order.

We continue to incur certain legal fees and expenses related to litigation that may not be covered by insurance. During each of the first six months of 2011 and 2010, we did not incur any legal fees and expenses related to litigation that were not covered by insurance.

Letters of Credit

At March 31, 2011, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.0 million, primarily in favor of our workers’ compensation insurers.

Collective Bargaining Agreements

At March 31, 2011, 31.2% of our hourly employees worked under nine separate collective bargaining agreements. At March 31, 2011, two of the nine collective bargaining agreements, representing approximately 32% of the unionized workforce, will become amendable in the 12 months subsequent to March 31, 2011.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primarily electricity and natural gas) used in our manufacturing processes.

14.	BUSINESS SEGMENTS

Management reviews operations along our product lines in two reportable segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products they manufacture. The primary raw materials and manufacturing processes are unique for each segment. We describe our business segments in further detail in Note 19, “Business Segments,” of Notes to Consolidated Financial Statements in the Registration Statement.

We do not allocate stock-based compensation expense or certain other general administrative expenses to our business segments for reporting purposes. These unallocated expenses are included in our business segment disclosures as “corporate undistributed expenses.”

In the periods presented, there were no significant inter-segment sales. Management uses a measure of segment earnings to evaluate segment performance. We calculate segment earnings as segment gross profit (excluding depreciation and amortization) less selling expenses.

The following tables set forth certain financial information attributable to our business segments for the three and six months ended March 31, 2011 and March 31, 2010:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
($ in millions)	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Net sales
Metal packaging	$180.9	$155.5	$325.6	$298.6
Plastic packaging	121.4	92.5	217.4	168.4

Consolidated net sales	302.3	248.0	543.0	467.0

Income (Loss) Before Income Taxes
Segment earnings
Metal packaging	$35.7	$29.3	$55.8	$49.7
Plastic packaging	7.3	8.9	7.1	18.7

Segment earnings	43.0	38.2	62.9	68.4

Expenses not distributed to segments
Corporate undistributed expenses	2.5	3.1	5.8	6.9
Depreciation and amortization (summarized below)	22.0	13.1	43.7	26.8
Restructuring	0.5	0.7	0.8	2.7
Interest, net	13.9	8.8	27.6	17.7
Merger transaction costs	–	5.0	–	5.0
Business acquisition costs	0.1	–	0.6	0.5
Other	(0.4)	0.4	(1.5)	0.8

Total expenses not distributed to segments	38.6	31.1	77.0	60.4

Consolidated income (loss) before income taxes	$4.4	$7.1	$(14.1)	$8.0

Depreciation and amortization
Metal packaging	$12.5	$5.8	$25.1	$12.5
Plastic packaging	8.9	6.9	17.3	13.5

Segment depreciation and amortization	21.4	12.7	42.4	26.0
Corporate	0.6	0.4	1.3	0.8

Consolidated depreciation and amortization	$22.0	$13.1	$43.7	$26.8

The following table sets forth total assets attributable to our business segments as of March 31, 2011 and September 30, 2010:

($ in millions)	March 31, 2011	September 30, 2010
Total assets
Metal packaging	$597.7	$555.8
Plastic packaging	549.4	511.5

Segment total assets	1,147.1	1,067.3
Corporate	250.2	295.7

Total assets	$1,397.3	$1,363.0

The following table sets forth the percentage of net sales and net sales by customer geographic location for the three and six months ended March 31, 2011 and March 31, 2010:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
($ in millions)	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Consolidated net sales
United States	93%	92%	93%	91%
Canada	7	8	7	8
Other	–	–	–	1

Total	100%	100%	100%	100%

Metal packaging net sales
United States	94%	92%	94%	92%
Canada	6	8	6	7
Other	–	–	–	1

Total	100%	100%	100%	100%

Plastic packaging net sales
United States	92%	90%	92%	90%
Canada	8	10	8	10

Total	100%	100%	100%	100%

15.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

BWAY Intermediate and 100% of BWAY Holding’s domestic subsidiaries fully and unconditionally guarantee obligations under the 2018 Notes. All of our 100% owned U.S. subsidiaries have guaranteed the 2018 Notes (the “Guarantor Subsidiaries”) on a senior unsecured basis. These guarantees are joint and several obligations of the Guarantors. Our foreign subsidiary does not guarantee these notes. BWAY Intermediate was a newly formed entity with no assets, liabilities or operations prior to the completion of the Merger.

In the following tables, we present condensed consolidating supplementary financial information for BWAY Holding (issuer of the notes), BWAY Intermediate (parent guarantor of the issuer), BWAY Holding’s domestic guarantor subsidiaries and the non-guarantor subsidiary together with eliminations as of and for the periods indicated. Information presented for the Predecessor periods reflects comparative information for the issuer, guarantors and non-guarantor of the 2018 Notes and is not necessarily applicable to Predecessor’s 2014 Notes.

The following information has been prepared using the equity method of accounting and certain expenses of the holding company have been pushed-down to the operating subsidiary. For example, interest expense associated with the debt of BWAY Holding is included in the interest expense of the guarantor subsidiaries, which are paying the interest. In addition, the company generally files U.S. income tax returns at the parent level, but income tax expense (or benefit) is reflected in the provision for (benefit from) income taxes of the guarantor subsidiaries. The amounts pushed-down to the subsidiaries are reflected in the parent company’s equity in net income (loss) of the subsidiaries.

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

March 31, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$–	$–	$1.0	$4.0	$–	$5.0
Accounts receivable, net	–	–	151.0	5.5	–	156.5
Inventories, net	–	–	141.8	3.1	–	144.9
Other current assets	–	–	83.1	1.6	(49.0)	35.7

Total current assets			376.9	14.2	(49.0)	342.1

Property, plant and equipment, net	–	–	168.5	14.6	–	183.1
Goodwill	–	–	396.8	36.0		432.8
Other intangible assets, net	–	–	392.1	12.9	–	405.0
Other assets	–	–	27.8	6.5	–	34.3
Intercompany		679.3	–	–	(679.3)	–
Investment in subsidiaries	278.3	278.3	28.3	–	(584.9)	–

Total assets	$278.3	$957.6	$1,390.4	$84.2	$(1,313.2)	$1,397.3

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$–	$–	$133.9	$5.1	$–	$139.0
Other current liabilities	–	–	92.2	2.1	(49.0)	45.3
Current portion of long-term debt	–	4.7	–	0.4	–	5.1

Total current liabilities	–	4.7	226.1	7.6	(49.0)	189.4

Long-term debt	–	674.6	–	41.3	–	715.9
Deferred tax liabilities	–	–	165.1	2.3	–	167.4
Intercompany	–	–	674.7	4.6	(679.3)	–
Other liabilities	–	–	46.2	0.1	–	46.3
Total stockholder’s equity	278.3	278.3	278.3	28.3	(584.9)	278.3

Total liabilities and stockholder’s equity	$278.3	$957.6	$1,390.4	$84.2	$(1,313.2)	$1,397.3

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

September 30, 2010

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$–	$–	$94.5	$6.8	$–	$101.3
Accounts receivable, net	–	–	115.7	5.3	–	121.0
Inventories, net	–	–	103.5	2.6	–	106.1
Other current assets	–	–	70.7	1.9	(46.1)	26.5

Total current assets	–	–	384.4	16.6	(46.1)	354.9

Property, plant and equipment, net	–	–	150.8	12.9	–	163.7
Goodwill	–	–	374.1	33.3	–	407.4
Other intangible assets, net	–	–	392.7	13.2	–	405.9
Other assets	–	–	31.1	–		31.1
Intercompany	–	646.8	–	–	(646.8)	–
Investment in subsidiaries	281.6	281.6	24.8	–	(588.0)	–

Total assets	$281.6	$928.4	$1,357.9	$76.0	$(1,280.9)	$1363.0

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$–	$–	$129.2	$3.9	$–	$133.1
Other current liabilities	–	–	97.4	2.7	(46.1)	54.0
Current portion of long-term debt	–	4.5	–	0.4	–	4.9

Total current liabilities	–	4.5	226.6	7.0	(46.1)	192.0

Long-term debt	–	642.3	–	41.5	–	683.8
Deferred tax liabilities	–	–	156.9	1.5	–	158.4
Intercompany	–	–	645.6	1.2	(646.8)	–
Other liabilities	–	–	47.2	–	–	47.2
Total stockholder’s equity	281.6	281.6	281.6	24.8	(588.0)	281.6

Total liabilities and stockholder’s equity	$281.6	$928.4	$1,357.9	$76.0	$(1,280.9)	$1,363.0

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the three months ended March 31, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$293.1	$9.2	$–	$302.3

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	249.1	8.4	–	257.5
Depreciation and amortization	–	–	20.6	1.4	–	22.0
Selling and administrative	–	–	4.2	0.1	–	4.3
Restructuring	–	–	0.4	0.1	–	0.5
Interest, net	–	–	13.2	0.7	–	13.9
Other	–	–	0.7	(1.0)	–	(0.3)

Total costs and expenses	–	–	288.2	9.7	–	297.9

Income (loss) before income taxes	–	–	4.9	(0.5)	–	4.4
Provision for (benefit from) income taxes	–	–	3.0	(0.1)	–	2.9
Equity in income (loss) of subsidiaries	1.5	1.5	(0.4)	–	(2.6)	–

Net income (loss)	$1.5	$1.5	$1.5	$(0.4)	$(2.6)	$1.5

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the three months ended March 31, 2010

		Guarantors

($ in millions)	BWAY Holding	BWAY Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$132.8	$104.6	$10.6	$–	$248.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	104.5	94.8	8.7	(0.1)	207.9
Depreciation and amortization	–	5.6	6.7	0.8	–	13.1
Selling and administrative	–	3.5	1.3	0.2	–	5.0
Restructuring	–	0.6	–	0.1	–	0.7
Interest, net	–	8.2	0.3	0.3	–	8.8
Other	–	5.0	–	0.3	0.1	5.4

Total costs and expenses	–	127.4	103.1	10.4	–	240.9

Income before income taxes	–	5.4	1.5	0.2	–	7.1
Provision for income taxes	–	2.0	0.7	–	–	2.7
Equity in income of subsidiaries	4.4	1.0	0.2	–	(5.6)	–

Net income	$4.4	$4.4	$1.0	$0.2	$(5.6)	$4.4

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the six months ended March 31, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$525.5	$17.5	$–	$543.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	460.3	15.6	–	475.9
Depreciation and amortization	–	–	41.3	2.4	–	43.7
Selling and administrative	–	–	9.6	0.4	–	10.0
Restructuring	–	–	0.7	0.1	–	0.8
Interest, net	–	–	26.3	1.3	–	27.6
Other	–	–	1.3	(2.2)	–	(0.9)

Total costs and expenses	–	–	539.5	17.6	–	557.1

Loss before income taxes	–	–	(14.0)	(0.1)	–	(14.1)
(Benefit from) provision for income taxes	–	–	(5.0)	0.1	–	(4.9)
Equity in loss of subsidiaries	(9.2)	(9.2)	(0.2)	–	18.6	–

Net loss	$(9.2)	$(9.2)	$(9.2)	$(0.2)	$18.6	$(9.2)

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the six months ended March 31, 2010

		Guarantors

($ in millions)	BWAY Holding	BWAY Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$263.9	$181.1	$22.0	$–	$467.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	214.6	161.0	19.3	(0.1)	394.8
Depreciation and amortization	–	11.2	12.6	3.0	–	26.8
Selling and administrative	–	8.8	1.5	0.4	–	10.7
Restructuring	–	0.9	0.1	1.7	–	2.7
Interest, net	–	16.6	0.4	0.7	–	17.7
Other	–	5.9	(0.1)	0.4	0.1	6.3

Total costs and expenses	–	258.0	175.5	25.5	–	459.0

Income (loss) before income taxes	–	5.9	5.6	(3.5)	–	8.0
Provision for (benefit from) income taxes	–	2.0	2.1	(1.3)	–	2.8
Equity in income (loss) of subsidiaries	5.2	1.3	(2.2)	–	(4.3)	–

Net income (loss)	$5.2	$5.2	$1.3	$(2.2)	$(4.3)	$5.2

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the six months ended March 31, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$–	$–	$(23.1)	$2.2	$–	$(20.9)

Cash flows from investing activities
Capital expenditures	–	–	(15.8)	(2.7)	–	(18.5)
Business acquisitions	–	–	(47.1)	–	–	(47.1)
Change in intercompany	–	(25.7)	–	–	25.7	–

Net cash used in investing activities	–	(25.7)	(62.9)	(2.7)	25.7	(65.6)

Cash flows from financing activities
Proceeds from additional credit facility borrowings	–	24.9	–	–	–	24.9
Repayment of credit facility borrowings	–	(2.3)	–	(0.2)	–	(2.5)
Proceeds from revolving credit facility borrowings	–	63.5	–	–	–	63.5
Repayment of revolving credit facility borrowings	–	(54.0)	–	–	–	(54.0)
Repayment of acquired debt related to business acquisitions	–	–	(33.2)	–	–	(33.2)
Payment of debt issuance costs	–	(6.4)	–	–	–	(6.4)
Change in intercompany	–	–	25.7	–	(25.7)	–

Net cash provided by (used in) financing activities	–	25.7	(7.5)	(0.2)	(25.7)	(7.7)

Effect of exchange rate changes on cash flows	–	–	–	(2.1)	–	(2.1)

Net decrease in cash and cash equivalents	–	–	(93.5)	(2.8)	–	(96.3)
Cash and cash equivalents, beginning of period	–	–	94.5	6.8	–	101.3

Cash and cash equivalents, end of period	$–	$–	$1.0	$4.0	$–	$5.0

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the six months ended March 31, 2010

		Guarantors
($ in millions)	BWAY Holding	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$–	$(12.4)	$12.2	$(0.2)	$–	$(0.4)

Cash flows from investing activities
Capital expenditures	–	(6.0)	(6.0)	(0.4)	–	(12.4)
Business acquisitions	–	(32.3)	–	–	–	(32.3)
Change in intercompany	–	–	(5.7)	–	5.7	–
Other	–	0.2	–	–	–	0.2

Net cash used in investing activities	–	(38.1)	(11.7)	(0.4)	5.7	(44.5)

Cash flows from financing activities
Repayments of other long-term debt	–	(5.0)	–	(1.6)	–	(6.6)
Change in intercompany	–	5.7	–	–	(5.7)	–
Other	–	1.7	(0.2)	–	–	1.5

Net cash provided by (used in) financing activities	–	2.4	(0.2)	(1.6)	(5.7)	(5.1)

Effect of exchange rate changes on cash flows	–	–	–	0.6	–	0.6

Net (decrease) increase in cash and cash equivalents	–	(48.1)	0.3	(1.6)	–	(49.4)
Cash and cash equivalents, beginning of period	–	58.0	21.7	9.0	–	88.7

Cash and cash equivalents, end of period	$–	$9.9	$22.0	$7.4	$–	$39.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year ends on September 30. In this discussion and analysis, we refer to fiscal periods unless otherwise indicated. We sometimes refer to periods prior to consummation of the Merger as predecessor periods or to the Company as “Predecessor.” We sometimes refer to the periods from and after the consummation of the Merger as successor periods or to the Company as “Successor.” We have separated our historical financial results for Predecessor and Successor. The separate presentation is required under generally accepted accounting principles when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of Predecessor. The merger occurred in June 2010, and is further discussed in Note 1, “General,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report. The nature of the business, operations and customer relationships were not affected by the Merger.

In our discussion of results of operations, we discuss gross margin, gross margin percentage and segment earnings. We define gross margin as net sales less cost of products sold, which excludes depreciation and amortization. We define gross margin percentage as gross margin divided by net sales. We define segment earnings as segment net sales less segment cost of products sold, which excludes depreciation and amortization, and segment related selling expenses.

We present cost of products sold (excluding depreciation and amortization) and gross margin because these measures are used by management to evaluate performance. Management believes gross margin and gross margin percentage provide information on the contribution of sales to earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is a primary performance measurement used by management.

Segments

We report our results of operations in two segments: metal packaging and plastic packaging. For a discussion of our segments, including products within each, see “Segments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Registration Statement. Additional segment information is also presented in Note 14, “Business Segments,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Factors Affecting Our Results of Operations

For a discussion of factors affecting our results of operations, including net sales, expenses and raw materials, see “Factors Affecting Our Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Registration Statement.

In the first quarter of fiscal 2011, we acquired Plastican and Phoenix Container. In this discussion and analysis, we refer to these acquisitions as the “recent acquisitions.” We discuss the recent acquisitions in Note 2, “Recent Acquisitions,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Overview

Principal changes in our results of operations for the three months ended March 31, 2011 (the second quarter of 2011) as compared to the three months ended March 31, 2010 (the second quarter of 2010) (each, the second quarter) and for the six months ended March 31, 2011 (year to date 2011) as compared to the six months ended March 31, 2010 (year to date 2010) (each, year to date) were these:

•

Consolidated net sales increased 21.9% to $302.3 million and gross margin percentage decreased to 14.8% from 16.2%. Excluding the impact of the recent acquisitions, consolidated net sales increased 10.8% and gross margin percentage increased to 19.3%.

•

Metal packaging net sales increased 16.3% to $180.9 million and gross margin percentage increased to 20.3% from 19.6%. Excluding the impact of the recent acquisitions, metal packaging net sales increased 10.5% and gross margin percentage increased to 21.3%.

•

Plastic packaging net sales increased 31.2% to $121.4 million and gross margin percentage decreased to 6.8% from 10.6%. Excluding the impact of the recent acquisitions, plastic packaging net sales increased 11.4% and gross margin percentage decreased to 7.6%.

•

Consolidated net sales volume increased approximately 6.2%. Metal packaging net sales increased approximately 9.8% due to volume and plastic packaging net sales volume was generally unchanged, each excluding volume related to the recent acquisitions. Net sales in each of the segments increased, in part, due to higher selling prices related to the pass-through of higher raw material costs.

•

Consolidated depreciation and amortization expense increased 67.9%. Excluding the impact of the recent acquisitions, consolidated depreciation and amortization expense increased 56.5%. The increase, excluding the impact of the recent acquisitions, was primarily due to the revaluation of property, plant and equipment and higher intangible assets subject to amortization, each related to the Merger, in the third quarter of 2010.

•	Interest expense increased 58.0% primarily due to higher debt associated with the Merger.

Results of Operations

The following tables set forth changes in our statements of operations for each of the three and six months ended March 31, 2011 and March 31, 2010.

($ in millions)	Second Quarter 2011	Second Quarter 2010	Percentage Change
Net sales	$302.3	$248.0	21.9%
Cost of products sold (excluding depreciation and amortization)	257.5	207.9	23.9

Gross margin	44.8	40.1	11.7

Depreciation and amortization	22.0	13.1	67.9
Selling and administrative expense	4.3	5.0	(14.0)
Restructuring expense	0.5	0.7	(28.6)
Interest expense, net	13.9	8.8	58.0
Merger transaction costs	–	5.0	NM
Business acquisition costs	0.1	–	NM
Other	(0.4)	0.4	NM

Income before income taxes	4.4	7.1	(38.0)
Provision for income taxes	2.9	2.7	7.4

Net income	$1.5	$4.4	(65.9	) %

NM—Not Meaningful

($ in millions)	YTD 2011	YTD 2010	Percentage Change
Net sales	$543.0	$467.0	16.3%
Cost of products sold (excluding depreciation and amortization)	475.9	394.8	20.5

Gross margin	67.1	72.2	(7.1)

Depreciation and amortization	43.7	26.8	63.1
Selling and administrative expense	10.0	10.7	(6.5)
Restructuring expense	0.8	2.7	(70.4)
Interest expense, net	27.6	17.7	55.9
Merger transaction costs	–	5.0	NM
Business acquisition costs	0.6	0.5	20.0
Other	(1.5)	0.8	NM

(Loss) income before income taxes	(14.1)	8.0	NM
(Benefit from) provision for income taxes	(4.9)	2.8	NM

Net (loss) income	$(9.2)	$5.2	NM %

NM—Not Meaningful

Net Sales
($ in millions)	Second Quarter 2011	Second Quarter 2010	Percentage Change
Net sales by segment
Metal packaging	$180.9	$155.5	16.3%
Plastic packaging	121.4	92.5	31.2

Consolidated net sales	$302.3	$248.0	21.9%

($ in millions)	YTD 2011	YTD 2010	Percentage Change
Net sales by segment
Metal packaging	$325.6	$298.6	9.0%
Plastic packaging	217.4	168.4	29.1

Consolidated net sales	$543.0	$467.0	16.3%

In 2011, the recent acquisitions contributed $9.0 million and $9.7 million, to metal packaging net sales for the quarter and year to date, respectively. Excluding the impact of the recent acquisitions, segment net sales increased in each of the quarter and year to date, which was primarily due to the mix of products sold, higher selling prices related to the pass-through of higher raw material costs and an increase in volume.

In 2011, the recent acquisitions contributed $18.4 million and $33.8 million, to plastic packaging net sales for the quarter and year to date, respectively. Excluding the impact of the recent acquisitions, segment net sales increased in each of the quarter and year to date, which was primarily due to an increase in volume and higher selling prices related to the pass-through of higher raw material costs.

Cost of Products Sold and Gross Margin

($ in millions)	Second Quarter 2011	Second Quarter 2010	Percentage Change
Cost of products sold by segment
Metal packaging	$144.2	$125.0	15.4%
Plastic packaging	113.2	82.7	36.9

Segment cost of products sold	257.4	207.7	23.9
Corporate undistributed expenses	0.1	0.2	(50.0)

Consolidated cost of products sold	$257.5	$207.9	23.9%

($ in millions)	YTD 2011	YTD 2010	Percentage Change
Cost of products sold by segment
Metal packaging	$267.6	$246.5	8.6%
Plastic packaging	208.1	148.0	40.6

Segment cost of products sold	475.7	394.5	20.6
Corporate undistributed expenses	0.2	0.3	(33.3)

Consolidated cost of products sold	$475.9	$394.8	20.5%

($ in millions)	Second Quarter 2011	Second Quarter 2010	Percentage Change
Gross margin by segment
Metal packaging	$36.7	$30.5	20.3%
Plastic packaging	8.2	9.8	(16.3)

Segment gross margin	44.9	40.3	11.4
Corporate undistributed expenses	(0.1)	(0.2)	(50.0)

Consolidated gross margin	$44.8	$40.1	11.7%

Gross margin percentage
Metal packaging	20.3%	19.6%
Plastic packaging	6.8%	10.6%
Consolidated	14.8%	16.2%

($ in millions)	YTD 2011	YTD 2010	Percentage Change
Gross margin by segment
Metal packaging	$58.0	$52.1	11.3%
Plastic packaging	9.3	20.4	(54.4)

Segment gross margin	67.3	72.5	(7.2)
Corporate undistributed expenses	(0.2)	(0.3)	(33.3)

Consolidated gross margin	$67.1	$72.2	(7.1	) %

Gross margin percentage
Metal packaging	17.8%	17.4%
Plastic packaging	4.3%	12.1%
Consolidated	12.4%	15.5%

In 2011, higher sales associated with the recent acquisitions and increased volume, partially offset by productivity and lower spending, contributed to an increase in metal packaging segment and plastic packaging segment cost of products sold in each of the quarter and year to date. Plastic packaging segment gross margin percentage in each of the quarter and year to date continued to be adversely impacted by the timing and magnitude of increases in the cost of resin, as selling price increases due to the pass-through of resin cost changes lagged the cost increases.

Depreciation and Amortization

($ in millions)	Second Quarter 2011	Second Quarter 2010	Percentage Change
Depreciation and amortization by segment
Metal packaging	$12.5	$5.8	115.5%
Plastic packaging	8.9	6.9	29.0

Segment depreciation and amortization	21.4	12.7	68.5
Corporate undistributed expenses	0.6	0.4	50.0

Consolidated depreciation and amortization	$22.0	$13.1	67.9%

($ in millions)	YTD 2011	YTD 2010	Percentage Change
Depreciation and amortization by segment
Metal packaging	$25.1	$12.5	100.8%
Plastic packaging	17.3	13.5	28.1

Segment depreciation and amortization	42.4	26.0	63.1
Corporate undistributed expenses	1.3	0.8	62.5

Consolidated depreciation and amortization	$43.7	$26.8	63.1%

In the second quarter and first six months of 2011, amortization expense included in segment depreciation and amortization increased $5.8 million and $11.8 million, respectively, for the metal packaging segment and $1.6 million and $2.9 million, respectively, for the plastic packaging segment, each primarily due to the revaluation of other intangible assets subject to amortization related to the Merger. In the second quarter and first six months of 2010, segment depreciation and amortization included $0.6 million and $1.7 million, respectively, of additional depreciation associated with restructuring activities.

Selling and Administrative Expense

($ in millions)	Second Quarter 2011	Second Quarter 2010	Percentage Change
Selling and administrative expense by segment
Metal packaging	$1.0	$1.2	(16.7	) %
Plastic packaging	0.9	0.9	–

Segment selling and administrative expense	1.9	2.1	(9.5)
Corporate undistributed expenses	2.4	2.9	(17.2)

Consolidated selling and administrative expense	$4.3	$5.0	(14.0	) %

($ in millions)	YTD 2011	YTD 2010	Percentage Change
Selling and administrative expense by segment
Metal packaging	$2.2	$2.4	(8.3	) %
Plastic packaging	2.2	1.7	29.4

Segment selling and administrative expense	4.4	4.1	7.3
Corporate undistributed expenses	5.6	6.6	(15.2)

Consolidated selling and administrative expense	$10.0	$10.7	(6.5	) %

Excluding increases associated with the recent acquisitions, segment selling and administrative expense in the second quarter and first six months of 2011 decreased $0.3 million and $0.4 million, respectively, for the metal packaging segment and decreased $0.1 million and increased $0.1 million, respectively, for the plastic packaging segment. The decrease in metal packaging segment expense is primarily due to lower expenses associated with the elimination of certain redundant costs.

The decrease in corporate undistributed expenses in the first six months of 2011 is primarily due to higher expenses in the first six months of 2010 associated with being a company with publicly traded equity and to higher litigation related expenses.

Other Expenses

Restructuring. Restructuring expense in 2010 included expenses primarily related to the closure of a manufacturing facility. Restructuring expense in 2011 primarily related to on-going holding costs related to previously closed manufacturing facilities.

Interest expense, net. Interest expense, net, increased in the second quarter and first six months of 2011 primarily due to the refinancing of debt in June 2010 associated with the Merger. At March 31, 2011 and March 31, 2010, debt principal outstanding was $725.7 million and $425.2 million, respectively, and the weighted-average interest rate on outstanding debt was approximately 6.1% and 6.4%, respectively.

Merger transaction costs. In 2010, merger transaction costs consisted primarily of professional fees and expenses associated with the Merger that was consummated in June 2010.

Business acquisition costs. In 2011, business acquisition costs related to acquisition expenses associated with the Plastican and Phoenix Container acquisitions. In 2010, business acquisition costs related to acquisition expenses associated with the Ball Plastics acquisition. Acquisition expenses consist primarily of professional fees and expenses.

Other. In 2011, other included foreign exchange gains of approximately $2.2 million, primarily related to the translation of the debt of our Canadian subsidiary, which is denominated in U.S. dollars.

Benefit from income taxes. The effective tax rate in each of the first six months of 2011 and 2010 was approximately 35%.

Liquidity and Capital Resources

See our discussion of “Liquidity and Capital Resources” and “Acquisition of the Company—Increased Leverage” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registration Statement for certain risk factors that could affect our liquidity and access to capital. These risks remain unchanged as of March 31, 2011.

In February 2011, we amended certain terms of the Senior Secured Credit Facilities. The amendment provided for, among other things, lower interest rates and the elimination or easing of certain restrictive covenants.

At March 31, 2011, we had $60.5 million available to borrow under the Revolver and we had $5.0 million of cash on hand. In addition, we had outstanding borrowings of $520.7 million under the Senior Secured Credit Facilities, including $9.5 million under the Revolver, that were subject to variable interest rates at a weighted-average borrowing rate of 4.5%. Prior to the amendment of the 2010 Credit Agreement in February 2011, we were required to have a certain portion of our debt at fixed interest rates. We satisfied the requirement by entering into an interest rate swap arrangement with a two year term. At March 31, 2011, the interest rate swap arrangement with a notional amount of $142.5 million remained in effect. The swap requires us to pay a fixed rate of 1.88% and receive a floating rate of LIBOR subject to a floor of 1.75%. We did not apply hedge accounting treatment on the arrangement and future results of operations through the maturity date will be affected by changes in the fair value of the instrument.

In December 2010, we borrowed an additional $25.0 million under the Senior Secured Credit Facilities. In the first six months of 2011, we used cash of approximately $80.3 million, including the repayment of assumed debt, for business acquisitions.

In the first six months of 2011, we borrowed $9.5 million, net of repayments, on the Revolver to provide short-term liquidity. We expect cash from operations in 2011 to generate sufficient funds to repay the Revolver borrowings.

We expect cash on hand, cash provided by operations and borrowings available under the Revolver to provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, in the next 12 months. We expect to use cash provided by operations in excess of amounts needed for capital expenditures and required debt repayments to be used to reduce debt or for other general corporate purposes.

Our long-term debt, including the Senior Secured Credit Facilities and certain covenants and restrictions, is discussed in Note 8, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. At March 31, 2011, we complied with our debt covenants. With certain exceptions, our long-term debt arrangements prohibit us from paying cash dividends, including cash dividends from BWAY Holding to either BWAY Intermediate or BWAY Parent.

In 2011, we expect capital expenditures of approximately $26.0 million to $28.0 million.

Cash Flow Information

Summary of cash flows and changes in cash and cash equivalents for the six months ended March 31, 2011 (2011) and March 31, 2010 (2010):

($ in millions)	2011	2010	Percentage Change
Cash used in operating activities	$(20.9)	$(0.4)	NM	%
Cash used in investing activities	(65.6)	(44.5)	47.4
Cash used in financing activities	(7.7)	(5.1)	51.0
Effect of exchange rate changes	(2.1)	0.6	NM

Net decrease in cash and cash equivalents	$(96.3)	$(49.4)	94.9%

Cash and cash equivalents, end of period	$5.0	$39.3	(87.3	) %

NM—Not Meaningful

Operating Activities

Cash used in operating activities increased $20.5 million in the first six months of 2011 compared to cash used in operating activities in the first six months of 2010. The increase is primarily due to an increase in cash used for primary working capital (accounts receivable plus inventories less accounts payable).

Cash used in operating activities for primary working capital was $43.0 million in the first six months of 2011 compared to $19.0 million in the first six months of 2010. The increase in cash used for primary working capital is primarily due to a decrease in accounts payable in the first six months of 2011 compared to an increase in accounts payable in the first six months of 2010 primarily related to the timing of disbursements.

Investing Activities

Cash used in investing activities increased $21.1 million in the first six months of 2011 as compared to the first six months of 2010. We used $47.1 million of cash in 2011 to acquire the equity of Plastican and Phoenix Container compared to the use of $32.3 million in the first six months of 2010 to acquire Ball Plastics. Capital expenditures in the first six months of 2011 increased $6.1 million compared to the first six months of 2010, primarily due to capital projects associated with the recent acquisitions and company consolidation initiatives.

Financing Activities

In the first six months of 2011, cash provided by financing activities included the use of cash of $33.2 million to extinguish, at closing, debt assumed in the recent acquisitions. Excluding this use of cash, cash provided by financing activities provided cash of $25.5 million in the first six months of

2011 compared to cash used in financing activities of $5.1 million in the first six months of 2010. In the first six months of 2011, we borrowed a net of $31.9 million as compared to a net repayment of $6.6 million in the first six months of 2010. The additional borrowings in 2011 were used, in part, to finance the recent acquisitions.

Market Risk

We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. The Senior Secured Credit Facilities bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At March 31, 2011, we had borrowings of $520.7 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly pretax earnings by approximately $1.3 million.

Foreign Exchange

Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In the first six months of 2011 and 2010, approximately 7% and 8%, respectively, of net sales were to customers located in Canada. Excluding purchases denominated in Canadian dollars, which are generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to a significant exchange rate risk.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primary electricity and natural gas) used in our manufacturing process.

For a discussion of the impact of raw material cost changes on our selling prices, see “Factors Affecting Our Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registration Statement.

Critical Accounting Policies

For a summary of our critical accounting policies, see “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registration Statement. Our critical accounting policies have not changed since September 30, 2010.

Off-Balance Sheet Arrangements

At March 31, 2011, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.0 million, primarily in favor of our workers’ compensation insurers.

At March 31, 2011, we had minimum lease payment obligations under operating lease agreements of approximately $91 million.

At March 31, 2011, we were party to an interest swap arrangement with a notional amount of $142.5 million. Under the terms of the swap agreement, a quarterly net settlement is made for the difference between the fixed rate of 1.88% per annum and the variable rate, subject to a floor of 1.75%, based upon the three-month LIBOR on the notional amount. At March 31, 2011, the fair value of the arrangement was a liability of $0.2 million, which was recorded in other liabilities in the condensed consolidated financial statements. The arrangement will mature in August 2012.

Contractual Obligations

At March 31, 2011, the nature of our contractual obligations, as presented in the Registration Statement, had not materially changed. See Contractual Obligations and Commercial Commitments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registration Statement.

Environmental Matters

For a discussion of contingencies related to environmental matters, see “Environmental Matters” in Note 13, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, which we incorporate herein by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

For a discussion of interest rate risk and its relation to our indebtedness, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” which is incorporated herein by reference.

Our business is exposed to variations in prices of raw materials and energy. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Commodity Risk,” which is incorporated herein by reference.

Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant. We do not believe exchange rate changes related to fluctuations in the value of these foreign currencies in relation to the U.S. dollar expose us to a significant market risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on this evaluation, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures of the Company were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our principal executive and principal financial officers, whether any change in our internal control over financial reporting that occurred during our last fiscal quarter has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on its evaluation, management has concluded that no such change has occurred during the quarter ended March 31, 2011. The scope of management’s assessment of the effectiveness of internal control over financial reporting excludes Plastican and Phoenix Container which were acquired during the fiscal year on October 8, 2010 and December 20, 2010, respectively.

We currently utilize two primary enterprise resource planning (“ERP”) systems. In 2010, we began the process of consolidating the company onto one of the two ERP systems. The second ERP system will be abandoned following a successful implementation. The process will also involve certain upgrades to the surviving system. The implementation and upgrade of the surviving ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

During the quarter ended March 31, 2011, we completed the conversion and implementation at certain of our manufacturing facilities and will continue to roll-out the ERP system over the remainder of the fiscal year. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation at those facilities. Management concluded, as part of its evaluation described in the above paragraph, that the implementation of the ERP system at these facilities is not reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described under “Environmental” in Note 13, “Commitments and Contingencies” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report. At each of March 31, 2011 and September 30, 2010, we had accrued liabilities related to pending litigation matters of approximately $0.4 million.

Lead Pigment and Lead Paint Litigation

Wisconsin Personal Injury Lawsuits

In late 2006 and early 2007, our Armstrong Containers, Inc. (“Armstrong”) subsidiary was named as an alleged successor-in-interest in thirty-three lead paint related personal injury lawsuits in Wisconsin. By 2008, all but six of these cases were dismissed without prejudice, leaving only the Godoy, Burton, Clark, Gibson, Stokes and Owens cases.

In January 2010, plaintiff’s counsel re-filed Sifuentes, one of the thirty-three lead paint related personal injury cases previously dismissed without prejudice, before the United States District Court for the Eastern District of Wisconsin.

After an unsuccessful appeal to the Wisconsin Supreme Court, the Godoy plaintiff filed, and the court granted, a motion to dismiss his claims without prejudice. During the pendency of the Godoy appeal to the Wisconsin Supreme Court, the proceedings in the Burton, Clark, Gibson, Stokes and Owens matters were stayed. After the stays were lifted, the Gibson defendants filed, and the court granted, a motion for summary judgment on the Gibson plaintiffs’ claims. Plaintiffs have appealed this decision to the Seventh Circuit Court of Appeals, which has not yet taken up the appeal.

Following the dismissal of the Gibson lawsuit, defendants in Clark, Burton, Stokes, Owens and Sifuentes filed motions for summary judgment on the same grounds as their motion for summary judgment in Gibson. Defendants also requested a stay of Clark, Burton, Stokes, Owens and Sifuentes pending the outcome of the plaintiffs’ appeal in Gibson. During a January 13, 2011 status conference, the Clark court granted defendants’ motion to stay all proceedings without ruling on defendants’ motion for summary judgment. On April 5, 2011, the court in Burton, Stokes, Owens and Sifuentes denied defendants’ motions for summary judgment in each of those cases. Contemporaneously therewith, the court stayed each of those cases.

In January 2011, two additional lawsuits were filed on behalf of current and former Wisconsin residents alleging injuries caused by exposure to lead paint in which Armstrong was named as a defendant: Allen et. al v. American Cyanamid Co. et al. (“Allen”) and Williams et al. v. Goodwin et. al. (“Williams”). Pursuant to the parties’ stipulation, Armstrong’s response to the Allen complaint currently is due by May 19, 2011. On April 7, 2011, Armstrong’s registered agent was served with the Williams complaint and a waiver of service. Provided Armstrong executes the waiver of service, Armstrong’s response to the Williams complaint would be due by May 23, 2011. On May 3, 2011, an additional lead paint personal injury lawsuit was filed against various lead industry defendants, including Armstrong: Valoe v. American Cyanamid Co., et al. (“Valoe”). Armstrong has not yet been served with the Valoe complaint.

There were no other actions filed, settled or otherwise dismissed thus far during 2011. Taking into account the filing of Allen, Williams and Valoe and the Godoy and Gibson dismissals, a total of eight lead paint personal injury lawsuits currently are pending against Armstrong in Wisconsin. These lawsuits include:

Burton v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 2:07-CV-00303-LA, complaint filed December 26, 2006;

Clark v. American Cyanamid Co., et al.; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012653; Case Code 30107, complaint filed December 27, 2006;

Stokes v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 2:07-CV-00865-LA, complaint filed December 27, 2006;

Owens v. Latasha Conley, et al.; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012604, Case Code 30107, complaint filed December 22, 2006;

Sifuentes v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 10-CV-0075, complaint filed January 28, 2010;

Allen, et al. v. American Cyanamid Co., et al.; U.S.D.C for E.D. Wis.; Case No. 11-C-0055, complaint filed January 19, 2011;

Williams v. Goodwin, et al.; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 2001-CV-001045, complaint filed January 21, 2011; and

Valoe v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 2:11-CV-00425, complaint filed May 3, 2011.

Of these, the only cases that have not been stayed are Allen, Williams and Valoe.

The amount of each claim pending is unknown and no cases to date have been settled.

Each lawsuit served upon Armstrong has been tendered to Armstrong’s insurers, for which Armstrong had insurance policies in place during the potentially relevant period. Various insurers are participating in the defense of the cases.

Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to provide a range of reasonably possible losses related to this litigation. At March 31, 2011 and September 30, 2010, we had not accrued any amounts for lead paint related personal injury claims.

California Public Nuisance Cases

In 2008, Armstrong was named as a defendant in plaintiffs’ proposed Fourth Amended Complaint in County of Santa Clara, v. Atlantic Richfield Co., Case No. 1-00-cv-788657, Superior Court of California, County of Santa Clara, which was not filed at that time. Following several discussions with plaintiffs’ counsel requesting that Armstrong be dismissed from the Santa Clara case, plaintiffs’ counsel agreed to dismiss Armstrong. On March 16, 2011, plaintiffs filed their Fourth Amended Complaint in which Armstrong is not named as a defendant.

Litigation Related to the Merger

On April 5, 2010, a putative stockholder class action lawsuit was filed in the Superior Court of Fulton County, State of Georgia, against BWAY Holding, the members of the board of directors of BWAY Holding, the chief financial officer of BWAY Holding, MDP, BWAY Parent and Merger Sub. The complaint in the lawsuit, Civil Action No. 2010CV183869, asserted that the members of the board of directors and the chief financial officer breached their fiduciary duties by causing BWAY Holding to enter into the Merger Agreement and further asserted that BWAY Holding, MDP, BWAY Parent and Merger Sub aided and abetted those alleged breaches of duty. The complaint sought, among other relief, an order enjoining the consummation of the Merger and rescinding the Merger Agreement. On November 10, 2010, the court issued a final order approving a settlement agreed to between the parties and dismissing the case with prejudice. At September 30, 2010, we had approximately $0.5 million accrued related to this litigation, which we paid in November 2010 following the issuance of the final order.

We continue to incur certain legal fees and expenses related to litigation that may not be covered by insurance. During each of the first six months of 2011 and 2010, we did not incur any legal fees and expenses related to litigation that were not covered by insurance.

Item 1A. Risk Factors

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from making payments on the 2018 Notes and our other debt obligations.

As a result of the Transactions, we have a substantial amount of debt. At March 31, 2011, we had approximately $725.7 million of total indebtedness (excluding capital lease obligations of approximately $10.0 million) and approximately $60.5 million of available borrowing capacity under the Revolver.

Our substantial level of indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations, including our obligations relating to the 2018 Notes;
•	increase our vulnerability to adverse economic and industry conditions;
•	limit our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements;
•	expose us to interest rate fluctuations because the interest on the debt under the Senior Secured Credit Facilities is imposed at variable rates;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt (including scheduled repayments on our outstanding term loan borrowings under the Senior Secured Credit Facilities), thereby reducing the availability of our cash flow for operations and other purposes;

•	make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;
•	limit our ability to refinance indebtedness or increase the associated costs;
•	require us to sell assets to reduce debt or influence our decision about whether to do so;
•

limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or prevent us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins or our business; and

•

place us at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns.

In addition, the Senior Secured Credit Facilities and the Indenture contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. At March 31, 2011, based on our borrowing rates and outstanding principal at that time, annual cash interest expense related to the 2018 Notes and the Senior Secured Credit Facilities was approximately $44.0 million. At March 31, 2011, we had $520.7 million outstanding subject to variable interest rates. A 1% increase in the floating rates would increase our annual cash interest by approximately $5.2 million.

Despite substantial levels of indebtedness, we have the ability to incur substantially more indebtedness. This could further intensify the risks described above.

We may be able to incur substantial additional debt in the future, including senior debt. The terms of the Indenture do not fully prohibit us from doing so, and the Senior Secured Credit Facilities permit additional borrowings. In particular, we had approximately $60.5 million available under the Revolver at March 31, 2011 (excluding $5.0 million of issued and undrawn letters of credit) and we have the ability to borrow all or a portion of such amount. In addition, the Senior Secured Credit Facilities provide for incremental borrowing if certain conditions are met. If new debt is added to our current debt levels, the related risks that we now face could intensify and we may not be able to meet all our debt obligations, including the repayment of the notes. In addition, the Indenture does not prevent us from incurring obligations that do not constitute indebtedness.

The Indenture and the 2010 Credit Agreement contain cross default or cross acceleration provisions that may cause all of the debt issued under those instruments to become immediately due and payable because of a default under an unrelated debt instrument.

The Indenture and the 2010 Credit Agreement contain numerous affirmative and negative covenants and, if any portion of our Revolver is outstanding (other than letters of credit in an amount not to exceed 15% of the total Revolver), the 2010 Credit Agreement requires us to meet a maximum “consolidated total net leverage ratio” (as defined in the 2010 Credit Agreement), with adjustments set forth in the 2010 Credit Agreement. Our failure to comply with the affirmative, negative and financial covenants in the Indenture, the 2010 Credit Agreement and other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments (together with accrued and unpaid interest and other fees) becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. These alternative measures could have a material adverse effect on our business, financial position, results of operations and/or cash flows which could cause us to become bankrupt or insolvent.

Restrictive covenants in the Indenture and the 2010 Credit Agreement could restrict our operating flexibility.

The Indenture and the 2010 Credit Agreement contain covenants that limit our and our subsidiaries’ ability to take certain actions. These restrictions may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

The Indenture contains restrictive covenants that, among other things limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or issue preferred stock;
•	pay dividends, redeem stock or make other distributions;
•	make other restricted payments or investments;
•	create liens on assets; create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries;
•	transfer or sell assets;
•	engage in mergers or consolidations;
•	engage in certain transactions with affiliates; and
•	designate subsidiaries as unrestricted subsidiaries.

The 2010 Credit Agreement requires us to maintain specified financial ratios and satisfy other financial conditions. The 2010 Credit Agreement restricts, among other things and subject to certain exceptions, our ability to:

•	incur additional indebtedness;
•	pay dividends or other payments on capital stock;
•	guarantee other obligations;
•	grant liens on assets;
•	make loans, acquisitions or other investments;
•	dispose of assets;
•	make optional payments or modify certain debt instruments;
•	engage in transactions with affiliates;
•	amend organizations documents;
•	engage in mergers or consolidations;
•	enter into sale and leaseback transactions;
•	enter into arrangements that restrict BWAY Holding and its restricted subsidiaries’ ability to pay dividends;
•	make acquisitions;
•	change the nature of the business conducted by BWAY Holding and its subsidiaries;
•	change our fiscal quarter and fiscal year; and
•	designate its subsidiaries as unrestricted subsidiaries.

In addition, with respect to the Revolver, if any portion of the Revolver is outstanding (other than letters of credit in an amount not to exceed 15% of the total commitment under the Revolver) we are required to comply with financial covenants, including a maximum “consolidated total net leverage ratio” (as defined in the 2010 Credit Agreement). The failure to comply with such financial covenant would not trigger an event of default with respect to the Term Loans unless 30 days have passed since the revolving lenders could accelerate outstanding obligations under the Revolver and the revolving lenders actually accelerate the obligations under the Revolver by virtue of such breach.

Our ability to comply with the covenants and restrictions contained in the Indenture and the 2010 Credit Agreement may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under any of the Indenture or the 2010 Credit Agreement that would permit the holders or applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest and any applicable redemption premium. In that case, we may be unable to make borrowings under the 2010 Credit Agreement and may not be able to repay the amounts due under the 2018 Notes and the Senior Secured Credit Facilities. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.

If we do not generate sufficient cash flows, we may be unable to service all of our indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments or to refinance our debt obligations depends on our successful financial and operating performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.

If our cash flow and capital resources are insufficient to fund our debt service obligations or to repay the Revolver when it matures in 2016 or the Term Loan when it matures in 2018 or the 2018 Notes when they mature in 2018, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. Any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants which could further restrict our business operations. Our ability to implement successfully any such alternative financing plans will be dependent on a range of factors, including general economic conditions, the level of activity in mergers and acquisitions and capital markets generally and the terms of our various debt instruments then in effect. In addition, the Senior Secured Credit Facilities are secured by a lien on substantially all of BWAY Holding’s and its subsidiaries’ assets, and any successor credit facility is likely to be secured on a similar basis. As such, our ability to refinance the 2018 Notes or seek additional financing could be impaired as a result of such security interest and the agreements governing such security interests.

Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms could have a material adverse effect on our business, including our financial condition and results of operations.

Item 6. Exhibits

Exhibit Number	Description of Document

3.6	Bylaws of North America Packaging Corporation, dated June 21, 2001*

3.8	By-Laws of North America Packaging of Puerto Rico, Inc., dated September 24, 1984*

3.9	Articles of Organization of SC Plastics, LLC, dated February 14, 2001*

3.10	Operating Agreement of SC Plastics, LLC, dated February 15, 2001, as amended on June 28, 2001*

3.11	Certificate of Incorporation of BWAY-Kilbourn, Inc., dated August 22, 2006*

3.12	By-Laws of BWAY-Kilbourn, Inc., dated August 22, 2006*

3.13	Restated Certificate of Incorporation of Armstrong Containers, Inc., dated March 11, 2002*

3.15

Certificate of Incorporation of Central Can Company Acquisition Corp. (predecessor to Central Can Company, Inc.), dated June 12, 2002, as amended on June 18, 2002, July 26, 2002, May 16, 2007 and June 23, 2008*

3.16	By-Laws of Central Can Company, Inc.*

3.17	Certificate of Incorporation of BWAY Parent Company, Inc. (f/k/a Picasso Parent Company, Inc.), dated February 10, 2010, as amended on July 15, 2010 and July 30, 2010*

3.18	By-Laws of BWAY Parent Company, Inc. (f/k/a Picasso Parent Company, Inc.), dated February 10, 2010*

3.19	Certificate of Incorporation of BWAY Intermediate Company, Inc. (f/k/a Picasso Intermediate Company, Inc.), dated March 17, 2010, as amended on July 30, 2010*

3.20	By-Laws of BWAY Intermediate Company, Inc. (f/k/a Picasso Intermediate Company, Inc.), dated March 17, 2010*

3.21	Articles of Incorporation of Phoenix Container, Inc., dated September 29, 1997, as amended on December 16, 2010*

3.22	By-Laws of Phoenix Container, Inc., dated December 20, 2010*

3.23	Articles of Organization of Plastican, Inc., dated February 6, 1970, as amended on February 1, 1999*

3.24	By-Laws of Plastican, Inc.*

4.3	Second Supplemental Indenture, dated as of November 1, 2010, among BWAY Holding Company, the Guarantors thereunder and The Bank of New York Mellon Trust, N.A., as trustee*

4.4	Third Supplemental Indenture, dated as of January 6, 2011, among BWAY Holding Company, the Guarantors thereunder and The Bank of New York Mellon Trust Company, N.A., as trustee*

10.2	Industrial Building Lease by and between Sturtevant Venice, LLC, JES Sturtevant Venice, LLC, RES Sturtevant Venice, LLC, MSP Sturtevant Venice, LLC and BWAY Corporation, dated September 30, 2008*

10.3	Lease by and between Duke Realty Limited Partnership and North America Packaging Corporation, dated December 15, 2008 for property located in Indianapolis, Indiana*

10.4	Lease Agreement by and between Guion Road Venture, LLC and North America Packaging Corporation, dated February 2009 for property located in Indianapolis, Indiana*

10.7	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 and as amended April 2010, for the property located in Bryan, Texas*

10.9	Lease between CenterPoint Properties Trust and Central Can Company, Inc., dated as of September 6, 2007, as amended August 20, 2009 and August 31, 2009 for the property located in Chicago, Illinois*

10.10

Lease Agreement, dated June 15, 2001, by and among First Fulton Associates and BWAY Corporation (as successor in interest to Ball Plastic Container Corp.) as amended August 14, 2001, February 12, 2002, May 1, 2010 and February 5, 2011 for the property located in Newnan, Georgia*

10.11

Industrial Building Lease by and between Southcorp Packaging USA, Inc. and North America Packaging Corporation, dated June 28, 2001, as amended April 2010, for the property located in Dayton (South Brunswick), New Jersey*

10.14	Asset Purchase Agreement, dated as of September 25, 2009, by and among BWAY Corporation and Ball Plastic Container Corp*

10.15	Purchase Agreement, dated October 8, 2010, among North American Packaging Corporation, Plastican, Inc., the Sellers as defined therein and John R. Clementi, as seller representative*

10.16	Side Letter, dated October 12, 2010, between BWAY Corporation and John R. Clementi, as seller representative*

10.17

Stock Purchase Agreement, dated December 20, 2010, among Central Can Company, Inc., Phoenix Merger Sub, Inc., Phoenix Container, Inc., the Sellers party thereto, Kenneth Sokoloff, as seller representative, and BWAY Corporation*

10.20	Picasso Parent Company, Inc. 2010 Equity Incentive Plan *#

10.21	Form of incentive stock option grant agreement pursuant to the Picasso Parent Company, Inc. 2010 Equity Incentive Plan *#

10.22	Form of non-qualified stock option grant agreement pursuant to the Picasso Parent Company, Inc. 2010 Equity Incentive Plan*#

10.30

Amendment No. 1 to Credit Agreement, dated as of February 23, 2011, by and among BWAY Intermediate Company, Inc. (f/k/a Picasso Intermediate Company, Inc.), BWAY Holding Company, ICL Industrial Containers ULC/ICL, Contenants Industriels ULC, Deutsche Bank Trust Company Americas, as administrative agent and the designated replacement term lender, the other Designated Replacement Term Lender, the other Replacement Term Lenders as defined therein and each other Lender party hereto*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a))

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a))

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to BWAY Intermediate’s Registration Statement on Form S-4 filed with the SEC on March 11, 2011 (File No. 333-172764-01).

#	Indicates management contract or compensatory plan or arrangement

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of business strategies. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include:

•	competitive risks from other container manufacturers or self-manufacture by customers;
•	termination of our customer contracts;
•	loss or reduction of business from key customers;
•	dependence on key personnel;
•	increases in steel, resin or other raw material and energy costs or availability, which cost increases may not coincide with our ability to timely or fully recoup such increases;
•	product liability or product recall costs;
•	lead pigment and lead paint litigation;
•	increased consolidation in our end-markets;
•	consolidation of key suppliers;
•	decreased sales volume in our end-markets;
•	increased use of alternative packaging;
•	product substitution;
•	labor unrest;
•	environmental, health and safety costs;
•	management’s inability to evaluate and selectively pursue acquisitions;
•	fluctuation of our quarterly operating results;
•	current economic conditions;
•	the availability and cost of financing;
•	an increase in interest rates;
•	restrictions in our debt agreements;
•	fluctuations of the Canadian dollar; and
•	other factors disclosed in this report.

In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Intermediate Company, Inc.
(Registrant)

Date: May 13, 2011	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)