Form 10-K
period 2012-09-30
BWAY INTERMEDIATE COMPANY, INC.
filed 2012-12-31
CIK 1500341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2012

Commission File Number	Registrant and State of Incorporation Address and Telephone Number	I.R.S. Employer Identification Number
333-172764-01	BWAY INTERMEDIATE COMPANY, INC. Incorporated in Delaware 8607 Roberts Drive, Suite 250 Atlanta, Georgia 30350-2237 (770) 645-4800	27-2594571

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

All of our common equity is held by (and was held by as of the last business day of the most recently completed second fiscal quarter) an affiliate, BWAY Parent Company, Inc. As of December 31, 2012, there were 1,000 shares of common stock with a par value of $0.01 outstanding.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of business strategies. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, expected business synergies related to acquisitions, and other factors we believe are appropriate in these circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A, “Risk Factors” of this report and the following:

•	competitive risks from other container manufacturers or self-manufacture by customers;

•	termination of our customer contracts;

•	loss or reduction of business from key customers;

•	dependence on key personnel;

•	increases in steel, resin or other raw material and energy costs or availability, which cost increases may not coincide with our ability to timely or fully recoup such increases;

•	product liability or product recall costs;

•	lead pigment and lead paint litigation;

•	increased consolidation in our end-markets;

•	consolidation of key suppliers;

•	decreased sales volume in our end-markets;

•	increased use of alternative packaging;

•	product substitution;

•	labor unrest;

•	environmental, health and safety costs;

•	management’s inability to evaluate and selectively pursue acquisitions;

•	fluctuation of our quarterly operating results;

•	current economic conditions;

•	the availability and cost of financing;

•	an increase in interest rates;

•	restrictions in our debt agreements;

•	fluctuations of the Canadian dollar;

•	costs and difficulties related to the acquisition of a business and integration of acquired businesses;

•	the impact of any potential dispositions, acquisitions or other strategic realignments, which may impact the Company’s operations, financial profile, investments or levels of indebtedness;

•	our ability to remediate the material weaknesses described in Part II, Item 9A, “Controls and Procedures” of this report; and

•	other factors disclosed in this report.

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

i

ii

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

Annual Report on Form 10-K

For the year ended September 30, 2012

(“Annual Report”)

Part I

Item 1. Business

BWAY Intermediate Company, Inc. (“BWAY Intermediate”), a Delaware corporation, manufactures and distributes metal and rigid plastic containers through its operating subsidiary, BWAY Corporation (“BWAY”) and its direct and indirect subsidiaries. BWAY Intermediate is a 100% owned subsidiary of BWAY Parent Company, Inc. (“BWAY Parent”). BWAY is a 100% owned subsidiary of BWAY Holding Company (“BWAY Holding”) and is the successor to a business founded in 1875. BWAY Parent, BWAY Intermediate and BWAY Holding are holding companies and do not have independent operations.

As of September 30, 2012, BWAY Parent was owned by investment entities affiliated with Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago, Illinois (“MDP”), and certain members of management. We acquired BWAY Holding effective June 16, 2010 through the merger of our subsidiary, Picasso Merger Sub, Inc. (“Merger Sub”), with and into BWAY Holding, which is the surviving corporation (the “MDP Merger”). BWAY Parent, BWAY Intermediate and Merger Sub were formed solely to complete the MDP Merger.

Effective November 5, 2012, BWAY Parent was acquired by private equity investment vehicles managed by an affiliate of Platinum Equity, LLC (“Platinum”) for approximately $1.2 billion resulting in a change of control of BWAY Intermediate (the “Platinum Merger”).

Unless the context indicates otherwise, BWAY Intermediate and its direct and indirect subsidiaries are collectively referred to herein as “we,” “us,” “our” or the “Company.”

For additional information on the MDP Merger or the Platinum Merger, see “Acquisition of BWAY Holding” in Note 1, “General,” and “Platinum Merger” in Note 20, “Subsequent Events,” respectively, of Notes to Consolidated Financial Statements referenced in Item 8, “Financial Statements and Supplementary Data.”

Description of Business

We are a leading North American manufacturer of general line rigid metal and plastic containers which are used to package industrial and consumer goods. We manufacture our products in 22 strategically located facilities in the United States, Canada and Puerto Rico and primarily sell to customers in these geographic markets. We believe we are the only company in North America with the ability to service customers on a national basis in both general line rigid metal and plastic packaging. In fiscal 2012, we generated net sales of $1.2 billion.

In fiscal 2012, approximately 61.6% of our net sales were in our metal packaging segment and approximately 38.4% of our net sales were in our plastic packaging segment. We believe that our metal and plastic products, which we manufacture in our 22 strategically located facilities across the United States, Canada and Puerto Rico, are complementary products and provide us with a competitive advantage in serving and expanding our customer base.

As of September 30, 2012, all of our long-lived tangible assets were located in the United States, with the exception of approximately $6.3 million that were located in Canada.

We operate through two reporting segments:

Metal packaging: Products, made from steel (tinplate, cold rolled or black plate), include paint cans, paint can components sold to manufacturers of hybrid paint cans, aerosol cans, steel pails, oblong cans, a variety of other specialty cans and ammunition boxes. Our customers use these products to package paint, household and personal care products, automotive aftermarket products, paint thinners, driveway sealants and other industrial and consumer products.

Plastic packaging: Products, made primarily from high-density polyethylene (“HDPE”) resin, include injection-molded plastic pails, hybrid paint cans (plastic container with metal ring and plug), blow-molded tight-head containers, paint bottles and drums. Our customers use these products to package petroleum products, chemicals, paint, ink, edible oils, high-solid coatings, roofing mastic and adhesives, driveway sealants and other industrial and consumer products.

Our customers include many of the world’s leading industrial and consumer products companies supplying core products to “staple” markets with limited replacement risk. We believe we are the primary supplier, and frequently the sole supplier, for the majority of our top ten customers and many of our other customer accounts, making us an integral part of our customers’ supply chain. On average, we have maintained relationships with our top ten customers for over 15 years and in many cases over 20 years

We believe our strong relationships with our major customers are principally due to: (i) our reputation for quality and customer service; (ii) manufacturing facilities in close proximity to key customer locations; (iii) low-cost, flexible manufacturing capabilities; and (iv) our ability to provide both metal and plastic product offerings. These factors enable us to compete in end-markets where customer service, manufacturing flexibility and single-source capabilities are key competitive advantages.

We believe our consistent financial performance throughout market cycles is attributable to disciplined top line growth and continued focus on margin improvement. We have grown sales organically and through complementary acquisitions and over the past two years successfully implemented cost reduction initiatives and manufacturing process improvements. We continue to pursue opportunities to increase operational efficiencies, including the implementation of lean manufacturing processes and optimizing raw material usage.

Recent Acquisitions

In October 2010, we acquired Plastican, Inc. (“Plastican”) in a stock purchase transaction. Plastican, headquartered in Leominster, Massachusetts, is a manufacturer of highly engineered rigid plastic packaging, covers and gaskets. In addition to a manufacturing facility in Leominster, Plastican had facilities in Dallas, Texas, Macon, Georgia and Phoenix, Arizona. The Phoenix facility was closed in the first half of 2011. In September 2011, we announced the closure of the Macon, Georgia manufacturing facility and began the transition of its manufacturing operations into several of our existing manufacturing facilities. These actions are expected to result in future cost savings. We believe that this acquisition, which is included in our plastic packaging segment, will provide several strategic and financial benefits to us and is consistent with our acquisition strategy. See Note 3, “Business Acquisitions”, of Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data.”

In December 2010, we acquired Phoenix Container, Inc. (“Phoenix Container”) in a stock purchase transaction. Phoenix Container, headquartered in North Brunswick, New Jersey, operates one plant producing a wide range of steel pails used for packaging industrial and consumer products. We believe that this acquisition, which is included within our metal packaging segment, will provide several strategic and financial benefits to us and is consistent with our acquisition strategy. See Note 3, “Business Acquisitions”, of Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data.”

Our Competitive Strengths

Market Positions

We serve as a key supplier to every major national paint manufacturer in the U.S. as well as to a diverse group of large, nationally recognized industrial and consumer products companies. In addition, we face limited competition from outside of North America, including from international producers with lower labor costs, as products we manufacture cannot be shipped long distances in a cost-effective manner.

Diversified end-markets

We serve a diverse set of industrial, consumer and household related end-markets. Approximately half of our sales are tied to the housing, building and construction sectors, leaving us favorably positioned for a recovery in these end-markets. The balance of our sales are derived from end-markets that are largely tied to U.S. gross domestic product and are poised to benefit from broader macroeconomic conditions. Customers in these end-markets serve a broad range of general industrial and consumer sectors, including chemicals, food, industrial coatings and other diversified industries.

Approximately one third of our sales are driven by the volume of architectural paint and coatings consumption, which is most closely correlated to existing home sales and the repair, repainting, and remodeling of existing homes. Volumes in the architectural paint and coatings end-market demonstrated stable annualized growth leading up to the housing market correction in 2005. After experiencing a contraction from several years due to weak general economic conditions and the housing market correction, architectural paint and coatings volumes have remained at near trough levels. When these key end-markets recover, we believe we will realize upside as volumes in home sales rise, driving architectural paint and coatings consumption.

Longstanding relationships with a diversified base of nationally recognized, market-leading customers

Our customers include many of the world’s leading industrial and consumer products companies supplying core products to “staple” markets with limited replacement risk. We are the primary supplier, and frequently the sole supplier, for the majority of our top ten customers and many of our other customer accounts, making us an integral part of our customers’ supply chain. On average, we have maintained relationships with our top ten customers for over 15 years. Our stable customer base has also become a growth driver of our business as we continue to develop and expand our product portfolio, often cross-selling plastic and metal products.

Broad and diversified product offering servicing customers on a national basis

We believe we have the broadest general line product offering of any company in our industry and are the only company in North America with the ability to service our customers’ needs on a national basis in both general line rigid metal and plastic packaging. The close proximity of our facilities to our key customers reduces transportation, handling and spoilage costs and facilitates “just-in-time” inventory management for our customers. The combination of our broad product portfolio with our strategically positioned national footprint gives us the ability to capitalize on cross-selling and bundling opportunities, providing a single-source solution to our customers.

Demonstrated ability to grow earnings during challenging economic conditions

Despite recent challenging economic conditions, we were able to increase the difference between net sales and cost of products sold (excluding depreciation and amortization) to $184.7 million in fiscal 2012 from $159.9 million in fiscal 2011. Our ability to achieve this performance was supported by execution across the following core strategies: (i) organic growth initiatives, (ii) cost-reduction initiatives and (iii) disciplined, synergistic acquisitions.

Our organic growth initiatives have focused on cross-selling and bundling, new product development and best-in-class quality and service. Our ability to service customers across a broad array of products has allowed us to generate incremental sales through bundling of our complete product line. Our cost-reduction initiatives included the rationalization of manufacturing facilities and elimination of redundant positions. In addition, we have been able to efficiently scale production to reduce variable manufacturing costs as product demand declined. Through acquisition, we have been able to expand our footprint and reallocate capacity from under-utilized plants, thus providing meaningful cost savings as a result of plant rationalizations, distribution/freight savings and purchasing leverage.

Our Strategy

Capitalize on significant organic growth opportunities

We expect to continue to utilize our combined metal and plastic rigid packaging product offering, our national manufacturing and distribution network, our strong existing customer relationships and our ability to cross-sell and bundle our metal and plastic products to capitalize on organic growth opportunities across a diverse set of end-markets. We believe that we are the only supplier of both general line rigid metal and plastic containers with national scale and manufacturing capabilities. This position is a significant growth driver, which we believe will continue to allow us to effectively service large, nationally recognized customers while serving as an important supplier to smaller regional companies.

Enhance profitability through productivity improvements and cost reductions

We have an established culture of continuous cost and productivity improvements and intend to continue to enhance profitability through these initiatives. We have developed a three-year plan that we believe will result in meaningful cost savings with minimal incremental capital expenditures. We have identified the following operational improvements, which we believe, if executed, could result in meaningful annual cost savings by the end of the plan: (i) implementation of best practices and productivity and cost reduction focused on labor, spoilage, spending and increasing production throughput and (ii) structural productivity focused on optimizing where products are produced.

Selectively pursue strategic acquisitions

We have a proven history of successful acquisitions that have driven increased earnings through cost synergies and the benefits of an expanded product portfolio. We expect to continue to actively pursue this strategy to supplement our organic growth by focusing on acquisitions that are at attractive purchase values, fit with our core skills in our primary markets, offer significant synergies and allow us to appropriately manage our leverage and financial risk.

Intellectual Property

We have registered the marks BWAY®, NAMPAC® and certain other trademarks in the United States. We have not registered all of the trademarks we own and use in the business. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain the trademark registrations so long as they remain valuable to our business. We hold patents, or have applied for patent protection, in the United States, and intend to maintain the patents during their respective terms so long as they remain valuable to our business. Other than the registered marks BWAY® and NAMPAC®, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. Other than commercially available software licenses, we do not believe that any of our licenses to third-party intellectual property are material to our business, taken as a whole.

Industry Segments

Our business is organized based on product type with two reportable segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products they offer. The markets in which we participate can generally be placed into two broad categories: North American general line rigid metal containers and North American general line rigid plastic containers.

Certain financial information about our industry segments is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 19, “Business Segments,” of Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data.”

Metal Packaging Segment

Products and Markets

Our metal packaging segment primarily operates in the North American general line sub-segment of the metal container market. The primary uses for general line rigid metal containers include paint, household and personal care products, automotive aftermarket products, paint thinners, driveway sealants and other industrial and consumer products. Specific products include paint cans, paint can components sold to manufacturers of hybrid paint cans, specialty cans (generally PVC or rubber cement cans, brake fluid and other automotive aftermarket cans, oblong or “F” style cans and an assortment of other specialty cans), steel pails, aerosol cans and ammunition boxes.

Metal containers are attractive to our customers based on the strength and non-permeability of steel, their ability to hold highly volatile and solvent-based liquids and their fire safety characteristics.

Metal paint cans. We produce round paint cans in sizes ranging from one-quarter pint to one gallon, with the one gallon paint can representing the majority of all paint can sales. Paint cans are manufactured to a variety of performance specifications and may be decorated on the outside for our customers’ marketing purposes.

Specialty cans. Specialty cans include screw top cans (Monotop), pour top cans, oblong or “F”-style cans. Screw top cans typically have an applicator or brush attached to a screw cap and are used for PVC pipe cleaner, PVC cement and rubber cement. Pour top cans are typically used for packaging specialty oils and automotive after-market products, including brake fluid, gasoline additives and radiator flushes. Oblong or “F”-style cans are typically used for packaging paint thinners, lacquer thinners, turpentine, deglossers and similar paint-related products, charcoal lighter fluid and waterproofing products.

Aerosol cans. The North American aerosol can market has low substitution risk, limited foreign competition and meaningful barriers to entry for potential new competitors. Aerosol cans are made from steel or aluminum and we estimate steel aerosol cans represent the large majority of the market. Aerosol cans are typically used for packaging various household and industrial products, including paint and related products, personal care products, lubricants and insecticides.

Steel pails. Steel pails are typically used for packaging paint and related products, roof and driveway sealants, marine coatings, vegetable oil and water repellent. We manufacture both open and tight-head pail configurations using 24 to 29 gauge cold rolled steel. Pails range in size from 10 liters (approximately three gallons) to 27 liters (approximately seven gallons). Additionally, we provide customers with various customization options, including graphics capabilities.

Ammunition boxes. Ammunition boxes provide a hermetic seal, are coated with a corrosion-resistant finish and are used to package small arms ammunitions and other ordnance products. We sell ammunition boxes to the U.S. Department of Defense as well as to major domestic and foreign producers of ordnance.

Customers

Our metal packaging segment customers include many of the world’s leading paint, consumer and personal care companies. In fiscal 2012, sales to our 10 largest metal packaging segment customers accounted for approximately 47% of the segment’s net sales. Of the fiscal 2012 metal packaging segment net sales, approximately 17% were to The Sherwin-Williams Company.

Consistent with industry practice, we enter into multi-year supply agreements with many of our major customers. However, many of our contracts are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment to unit volume. In addition, many of our customer contracts, including those with our major customers, provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract, including proposals to reformulate the packaging to another material. We generally have the right to retain the customer’s business subject to the terms of the competitive proposal.

In fiscal 2012, approximately 93% and 6% of our metal packaging segment net revenues were in the United States and Canada, respectively.

Raw Materials

Our metal packaging segment sources steel under contracts with various domestic and foreign producers, although the majority of our purchases are from domestic suppliers. Pricing for tinplate steel is negotiated on an annual basis during November or December, establishing fixed prices for the coming year. Pricing for black plate and cold rolled steel is also established annually and includes a mechanism for quarterly price adjustments based on changes in the CRU Index. We set our product pricing based on the raw material prices provided in these supply contracts. The structure of our steel purchasing contracts provides a high degree of visibility and flexibility for our annual raw material costs, allowing us to carefully manage pricing decisions. We have historically been successful in adjusting the average selling prices of our products to reflect changes in the price of steel.

A steel supply shortage could affect, among other things, our ability to obtain steel, the timing of steel deliveries and the price we pay for steel. In the event of supply interruptions, we could experience higher costs due to underutilization of our manufacturing facilities and lower sales due to a reduction in our ability to produce goods for sale.

In addition to steel products, we purchase energy from various suppliers as well as various coatings, inks and compounds. We do not anticipate any future shortages or supply problems for these items based on their historical availability and the current number of suppliers.

Competition

The steel container industry is highly competitive and some of our competitors have greater financial resources than we do. Competition is based primarily on price, manufacturing capacity, manufacturing flexibility, proximity to customers and quality. We believe that (1) the close proximity of our manufacturing facilities to key customer locations, (2) our low-cost, flexible manufacturing capabilities and (3) our reputation for quality and customer service enables us to compete effectively.

In addition to competition within the steel container industry, we face competitive risks from substitute products, such as plastics and hybrids, and, to a lesser extent, composites and flexible packaging containers. Steel containers continue to be the preferred package in the majority of our customers’ markets. We believe this is primarily due to: (1) their price stability and competitiveness as compared to alternative packaging; (2) the attractive strength and non-permeable characteristics of steel versus other materials, such as plastics; (3) their lower storage and handling costs; (4) their ability to hold highly volatile and solvent-based liquids; and (5) their fire safety characteristics. In addition, we believe steel containers are easier and less costly to recycle and have a higher rate of recycling than alternative materials.

One of the objectives of our acquisitions of general line rigid plastic container manufacturers was to mitigate competitive risk from plastic substitution. In addition, the broader product offering enables us to provide other products utilized by our existing customer base.

Plastic Packaging Segment

Products and Markets

Our plastic packaging segment produces general line rigid plastic containers primarily in the North American market, producing a broad set of products for diverse end-markets. Rigid plastic containers are adaptable to a wide variety of end-markets, including building materials, non-retail food services, janitorial and chemical, agriculture, oil and petroleum, inks and other general industries. Plastic containers are attractive to many customers based on their durability, weight and corrosion resistance.

Injection molded containers. The physical characteristics of the product limit foreign competition due to the inability to transport them in a cost effective manner over long distances. Our injection molded containers are open-head pails made of HDPE resin that range in size from one gallon to seven gallons. They are used primarily by the paint and coatings, petroleum, food, building materials, agricultural and janitorial supply industries. Open-head pails come in a variety of cover designs, including high stack, tear skirt, standard and lightweight. The product line also offers a diverse array of cover types, ranging from clinch-on and molded-in covers to push-in fittings and screw caps.

Blow molded containers. Our blow molded containers can be divided into three primary product offerings: tight-head containers, plastic paint bottles and plastic drums. Used for blow molded containers are diverse and include the packaging of certain food (edible oil), paint, automotive aftermarket, chemical, crop protection and other industrial and consumer products.

Tight-head containers are blow molded HDPE resin products that generally range from two and a half to five gallons and are made in both round and rectangular forms. We offer a number of standard and custom options, including various caps and other fittings and a variety of colors. In addition, tight-headed containers are often manufactured to meet government regulations for the packaging of hazardous materials.

Plastic drums are large, transportable containers ranging in size from 15 gallons to 55 gallons. They are made in both open-head and tight-head formats and are most frequently used for shipping concentrated beverage syrup, petroleum products, chemicals and related products.

Customers

Our plastic packaging segment customers include some of the world’s leading paint, food and industrial companies, several of which are customers of our metal packaging segment. We have long-term relationships with our customers and in many cases we are the exclusive supplier of our customers’ plastic packaging requirements.

In fiscal 2012, sales to our 10 largest plastic packaging segment customers accounted for approximately 33% of the segment’s net sales. Of the fiscal 2012 plastic packaging segment net sales, approximately 9% were to The Sherwin-Williams Company.

We maintain a diversified customer base, which is broadly distributed among industries as diverse as paint, food, construction, petroleum and chemicals. Consistent with industry practice, we enter into multi-year supply agreements with many of our major customers. However, many of our contracts are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment to unit volume. In addition, many of our customer contracts, including those with our major customers, provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract, including proposals to reformulate the packaging to another material. We generally have the right to retain the customer’s business subject to the terms of the competitive proposal.

In fiscal 2012, approximately 92% and 7% of our plastic packaging segment net revenues were in the United States and Canada, respectively.

Raw Materials

The primary raw material utilized in our plastic packaging segment is HDPE resin, which constitutes approximately half of the segment’s total cost of products sold. The majority of our HDPE resin purchases are made through requirements-based contracts at negotiated prices, subject to prevailing markets conditions. In an effort to mitigate the impact of resin price fluctuations, we have historically entered into contracts with our customers that allow for changes in resin cost to be passed through based on the DeWitt Index (an index which measures plastic resin prices). For customers where contacts do not exist, there are well-established industry precedents for the pass-through of changes in the resin cost.

Competition

The general line rigid plastic containers market is very competitive and some of our competitors have greater financial resources than we do. Competition is based primarily on service, manufacturing flexibility, proximity to customers and price. We believe that (1) our low-cost, flexible manufacturing capacities, (2) the close proximity of our manufacturing facilities to key customer locations and (3) our reputation for quality and customer service enables us to compete effectively.

Seasonality

Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the first quarter of our fiscal year. For example, in each of the first quarters of 2012 and 2011 our net sales were 21% of total annual net sales and the difference between net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of the total difference was approximately 18% and 14% in the first quarters of 2012 and 2011, respectively.

Employees

At September 30, 2012, we employed approximately 2,400 hourly employees and approximately 500 salaried employees. At September 30, 2012, approximately 32% of our hourly employees worked under nine separate collective bargaining agreements. As of September 30, 2012, two of the nine collective bargaining agreements, representing approximately 19% of our unionized workforce as of September 30, 2012, will become amendable in the next 12 months.

While we consider relations with our employees to be good, we may not be able to negotiate new or renegotiate existing collective bargaining agreements (as they become amendable) with the same terms. A labor dispute could result in production interruptions, and a prolonged labor dispute, which could include a work stoppage, could adversely affect our ability to satisfy our customers’ requirements and could have a material adverse effect on our business, including our financial position, results of operations and/or cash flows.

Environmental, Health and Safety Matters

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of regulated materials. We believe that we are currently in compliance with all applicable environmental, health and safety laws, although future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. We do not expect to incur material capital expenditures for environmental control projects in the current or subsequent fiscal year.

Some of our current and former facilities are currently involved in environmental investigations, remediation or other claims resulting from the release of hazardous substances or the presence of other contaminants. While we do not believe that any identified investigation or remediation obligations will have a material adverse effect on our financial position, results of operations, cash flows or competitive position, there is no assurance that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material effect on our financial position, results of operations, cash flows or competitive position.

Our Homerville, Georgia facility is undergoing corrective action pursuant to the Georgia Hazardous Site Remediation Program regarding an area of drum disposal at the facility. Owens-Illinois, Inc., a former operator of the facility, is conducting the majority of the cleanup. In 2011, through a remediation plan developed with state oversight, we completed our portion of the cleanup at the facility.

In a letter dated March 14, 2007, the U.S. Environmental Protection Agency (“EPA”) informed us that corrective action was required at our Cincinnati facility to address documented releases of hazardous substances at the site. The documented releases referenced by the EPA occurred prior to our ownership of the site. The EPA has requested that we enter into an Administrative Order on Consent under the Resource Conservation and Recovery Act (“RCRA”) with respect to corrective action obligations. We are working with the EPA to address their concerns, and we have notified the former owner of the site, whom we believe has indemnity obligations to us with respect to these claims.

We are currently investigating soil impacts associated with past construction efforts at our facility in Dayton, New Jersey. Under the oversight of New Jersey Department of Environmental Protection, we are investigating the presence of polychlorinated biphenyls impacts in soil associated with historic operations at this site. Remediation alternatives include capping and possible removal of impacted soils.

Third party remediation is also occurring in connection with known and potential soil and groundwater impacts at facilities that we own. For example, in 2007 Peoples Gas, which previously operated a manufactured gas plant near our facility at 3200 S. Kilbourn Avenue, Chicago, Illinois, entered into an agreement with the EPA to investigate and remediate the site. At our Trenton, New Jersey facility, a third-party entered into an administrative consent order with the New Jersey Department of Environmental Protection to remediate soil and groundwater impacts. Should third parties fail to complete remediation at these facilities, we could incur costs in connection with such remediation obligations.

From time to time, we receive requests for information or are identified as a potentially responsible party (“PRP”) pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to liability for cleanup of off-site waste disposal sites utilized by current or former facilities or our predecessors in interest. While we do not believe that any of these identified matters will have a material effect on our financial position, results of operations or cash flows, there is no assurance that such obligations will not arise in the future.

We are a member of a PRP group related to investigation and potential remediation at a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. We joined the PRP group in order to reduce exposure, which we estimate at approximately $0.1 million.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. There were accrued liabilities of approximately $0.6 million and $0.2 million at September 30, 2012 and September 30, 2011, respectively, related to environmental liabilities, including the matters described above. These accruals are estimates and future expenditures may exceed from these amounts. Accrued environmental liabilities are included in other current liabilities.

Self Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. At September 30, 2012 and September 30, 2011, we had accrued $8.5 million and $7.9 million respectively, related to these liabilities, which are included in other current liabilities.

Available Information

We are subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Reports and other information filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act may be read and copied at the SEC’s Public Reference Room in Washington, DC. The SEC maintains an internet site that contains this information at www.sec.gov. This information may also be accessed through links from our website at www.bwaycorp.com — select the “Investors” link and then the “SEC Filings” link.

For information on our Code of Business Conduct and Ethics, see Part III, Item 10 “Directors, Executive Officers and Corporate Governance — Code of Ethics.”

Copies of any of these documents are available, without charge, upon written request to: BWAY Parent Company, Investor Relations, 8607 Roberts Drive, Suite 250, Atlanta, GA 30350-2237.

Item 1A. Risk Factors

Described below are those risk factors that management believes are most significant to our business and the industry in which we operate. As such, these risk factors do not include risks that affect business generally.

If any of the events described below were to occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. The following risks could cause our actual results to differ materially from our historical results and from results predicted by forward-looking statements made by us or on our behalf related to conditions or events that we anticipate may occur in the future. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

Competition from other steel or plastic container manufacturers could significantly impact our profitability, as could an election by our customers to self-manufacture their steel or plastic container requirements. The container industries in which we do business are highly competitive and some of our competitors have greater financial, technical, sales and marketing or other resources than we do. The principal methods of competition in our industry include price, manufacturing capacity, proximity to customers, manufacturing flexibility and quality. We may not be able to compete successfully with respect to any of these factors. Competition could force us to reduce our prices or could otherwise result in a loss of market share for our products. In addition, some manufacturers of products that are packaged in steel or plastic containers produce their own steel or plastic containers. The election by some of our existing customers, or potential future customers, to manufacture their steel or plastic containers in-house could significantly impact our profitability.

Our customer contracts generally allow our customers to change, and, in some cases, terminate their contracts on short notice. A significant part of our fiscal 2012 sales were made to customers with whom we have contractual relationships. Many of these contracts, most of which are with our larger customers, are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment by the customer to purchase a particular unit volume. As such, we are not guaranteed any minimum level of net sales under many of our contracts and many of our customers, including some of our largest customers, are under no obligation to continue to purchase products from us.

Moreover, if a customer’s requirements for our products exceed our ability to supply that customer, as has occurred from time to time, we may have a short-term or long-term inability to supply that customer from our own manufacturing facilities and may be required to purchase containers from third parties or take other proactive steps in order to fill that customer’s order. Our inability to supply a customer’s specific requirements from our manufacturing facilities could materially adversely affect our relationship with that customer or increase our operating costs.

In addition, many of our requirements contracts with our customers provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract. We generally have the right to retain the customer’s business subject to the terms of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the competitive proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the competitive proposal.

Some of our customers do not have contracts with us and are not contractually obligated to purchase products from us. Our repeat business with respect to these customers largely depends on these customers’ satisfaction with our products. At any time these customers can stop purchasing our products and cease doing business with us. Although our business does not depend on any one customer or group of customers, we cannot be sure that any particular customer will continue to do business with us for any period of time.

The loss of a key customer could have a significant negative impact on our sales and profitability. In fiscal 2012, approximately 37% of our consolidated net sales were to our top 10 customers. Sales to our largest customer, The Sherwin-Williams Company, accounted for approximately 14% of our consolidated net sales during fiscal 2012. The loss of, or major reduction in business from, one or more of our major customers could create excess capacity within our manufacturing facilities and could result in the erosion of our gross margins and our market share position.

The loss of one or more members of our senior management team could adversely affect our ability to execute our business strategy. We are dependent on the continued services of our senior management team. The loss of any such key personnel could have a material adverse effect on our ability to execute our business strategy. We do not maintain key-person insurance for any of our employees, including our officers.

Increases in the price of our raw materials or energy supply or interruptions or shortages in the supply of raw materials could cause our production costs to increase, which could reduce our ability to compete effectively and erode our margins. We require substantial amounts of raw materials in our operations, including steel, resin, energy, various inks and coatings. We purchase all required raw materials from outside sources and consolidate our steel and resin purchases among a select group of suppliers in an effort to leverage purchasing power. As a result, our purchases of both steel and resin are concentrated with a few suppliers and any interruptions in their supply of these materials could have a material adverse effect on our financial position, results of operations and/or cash flows. In addition, the availability and prices of our raw materials may be subject to curtailment or change due to new laws or regulations. For example, the United States previously imposed tariffs or quotas on imports of certain steel products and steel slabs. The availability and prices of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, interruptions in production by suppliers (including by reason of labor strikes, work stoppages or severe weather at our suppliers’ plants), our inability to leverage our purchasing power as successfully as we have in the past, changes in exchange rates and worldwide price levels. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel and plastic resin, but we may not be able to do so in the future. We have generally not been able to pass on to our customers any price increases of the other raw materials we utilize in our business. To the extent we are not able to leverage our purchasing power as successfully as we have in the past, we are not able to increase the price of our products to reflect increases in the prices of raw materials or we experience any interruptions or shortages in the supply of raw materials, our operating costs could materially increase.

The cost of producing our products is also sensitive to our energy costs such as natural gas and electricity. For example, an increase in energy prices has a corresponding effect on our production costs.

Our revenues or operating costs could be adversely affected by product liability or product recall costs involving our products or products of our customers. We are subject to the risk of exposure to product liability and product recall claims if any of our products are alleged to have resulted in injury to persons or damage to property, based, for example, on alleged product defect. We do maintain product liability insurance, but this insurance may not be adequate to cover losses related to product liability claims brought against us. Product liability insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial position, results of operations and/or cash flows.

The outcome of pending and future litigation related to the manufacture and sale of lead pigments and lead-based paint could have a material adverse effect on our financial condition, liquidity, results of operations and/or cash flows. Several leading paint manufacturers are defendants in a substantial number of lawsuits concerning exposure of children to lead-based paint applied thirty or more years ago, including litigation brought by state and local governments alleging that lead pigment in paint constitutes a public nuisance requiring, among other types of relief, abatement. This or similar product liability litigation could have a material adverse effect on the financial condition of these paint manufacturers, which include several of our paint container customers. To the extent our orders decrease or we are unable to collect receivables from customers due to the effects of product liability litigation on our customers, including the lead-based paint litigation referred to above, our financial condition, liquidity, results of operations and/or cash flows could be unfavorably affected.

In addition, one of our subsidiaries, Armstrong Containers, Inc. (“Armstrong”), has been named as one of several defendants in several lead-related personal injury cases based upon allegations relating to its alleged corporate predecessor’s products that predated our ownership of Armstrong. The allegations in these cases are similar to those against leading paint manufacturers described above. The plaintiffs in the personal injury cases seek unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead paint, as well as punitive damages. In the future, there could be additional lead pigment/lead-based paint litigation cases filed against Armstrong (or to which Armstrong could be added as an additional defendant) that assert similar or different claims and seek similar or different types of damages or relief.

Litigation is inherently subject to many uncertainties. Adverse court rulings, determinations of liability, changes in legislation and administrative regulations, among other factors, could affect the lead pigment/lead-based paint litigation against Armstrong and affect the number and impact the nature of future claims and proceedings. We can neither predict the outcome of existing or future cases that name Armstrong as a defendant due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. We have, therefore, not reserved any amounts in respect of potential payments of damages. Any potential liability determined to be attributable to Armstrong arising out of these matters may have a material adverse effect on our financial position, results of operations and/or cash flows.

For a more detailed discussion of this litigation, see Item 3, “Legal Proceedings.”

Increased consolidation in our end markets may result in the loss of customers, increased exposure to business risks of larger customers and increased pricing pressure. In several of our end markets, such as paint and related products, there has been increased consolidation through mergers and acquisitions in recent years, and this trend may continue. We may lose customers if they are not the surviving entity in future mergers and acquisitions. In addition, our results of operations would be increasingly sensitive to changes in the business of customers that represent a larger portion of our sales or to any deterioration of these customers’ financial condition. A smaller number of larger customers because of industry consolidation may also exert pressure on us with respect to pricing and payment terms or require us to make changes to our facilities or operations, potentially adversely impacting our financial position, results of operations and/or cash flows.

The availability and pricing of steel could be significantly affected by consolidation of key suppliers. The steel industry has experienced consolidation in recent years and further consolidations could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us. In this case, it would be more likely that termination of one or more of our relationships with major suppliers would result in a material adverse effect on our business, financial position, results of operations and/or cash flows as we require a variety of steel raw materials to manufacture our general line metal container products. Consolidation could also result in price increases or unfavorable changes in the payment terms for the raw materials that we purchase. If we were unable to pass the impact of such changes on to our customers, these changes due to supplier consolidation could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

Decreased sales volume in our end markets due to current economic conditions has impacted our net sales. Despite long-term growth trends in the end markets for our products, we cannot assure you that the end markets for our products will resume growth at historic rates. In addition, the slowdown in the housing market that began in 2007 and spread to the larger economy has resulted in a recent decline in sales volume in our end markets. Our revenues are correlated to the performance of our end markets, especially the home improvement and repair sector, which has recently experienced severe contraction. Decreased demand in our end markets has had and may continue to have an adverse effect on our business, financial position, results of operations and/or cash flows as customers have reduced their purchases of our products. Continued contraction in the end markets for our products may also require us to reduce prices or make changes to our operations, such as closing plants or restructuring, and we can give you no assurance that such actions would be successful in improving our business, financial position, results of operations and/or cash flows.

An increase in the use of alternative packaging as a substitute for the steel and plastic containers we sell could adversely affect our profitability. Our steel and plastic containers are used by our customers to package a diverse range of end-use products. A variety of substitute products are available to package these end-use products, including steel and plastics, and to a lesser extent, composites and flexible packaging containers. From time to time, our customers, including some of our larger customers, have used such alternative methods to package their products.

A widespread introduction of alternative packages by our customers or by other companies as a substitute for steel or plastic containers could significantly reduce our sales to our customers. More generally, a decrease in the costs of substitute products, improvements in the performance characteristics of substitute products or the successful development or introduction of new substitute products could significantly reduce our customers’ orders and our profitability.

Labor disruptions with that portion of our workforce which is unionized could decrease our profitability. As of September 30, 2012, approximately 32% of our hourly employees worked under nine separate collective bargaining agreements. As of September 30, 2012, two of the nine collective bargaining agreements, representing approximately 19% of the unionized workforce, will become amendable prior to October 1, 2013. When these agreements become amendable, we may not be able to negotiate the agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could impact our ability to satisfy our customers’ requirements. In particular, a labor dispute with either of the major unions representing employees in Cincinnati could have a material adverse effect on our ability to produce aerosol containers and could result in a deterioration of that business.

Our business may be subject to significant environmental, health and safety costs. We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling, disposal and/or emission or discharge of regulated substances and the investigation and remediation of contamination resulting from the release of regulated materials. In addition, in the course of our operations, we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations, remediations and other claims resulting from releases of hazardous substances or the presence of other regulated materials. For example, in fiscal 2008, we received a letter from the U.S. Environmental Protection Agency (“EPA”) stating that corrective action was required at our Homerville, Georgia facility to address certain waste handling and disposal matters. In fiscal 2007, we received a letter from the EPA stating an investigation was required at our Cincinnati, Ohio facility to determine if remedial action was necessary to respond to prior releases of hazardous substances at the site. The releases referenced by the EPA occurred prior to our ownership of the site. We are working with the EPA to address its concerns and have notified the former owner of the site, whom we believe has indemnity obligations to us with respect to the EPA’s claim. In addition, in fiscal 2005, we joined a potentially responsible party (“PRP”) group related to investigation and potential remediation at a waste disposal site in Douglas, Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989.

At our Dayton, New Jersey facility, we are investigating potential polychlorinated biphenyl impacts in the soil. Remediation option include capping and/or removal of the impacted soils.

Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could require us to make material expenditures or otherwise materially affect the way we operate our business. For further discussion of existing environmental issues relating to us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

Current and pending legislation could affect our ability to obtain and implement certain raw materials in our products or meet the demands of our customers. A number of state, federal and non-U.S. legislative authorities have passed or are contemplating the passage of certain legal requirements, including minimum post-consumer recycled content in certain packaging, minimum recycling rates with respect to packaging containing certain materials such as high-density polyethylene and mandatory “source” reductions which may affect the structure and composition of our packaging. Such legislation could impede our ability to obtain or the cost-effectiveness of implementing certain raw materials in the manufacture of our products. In addition, to the extent such regulations prevent or otherwise materially affect our ability to obtain or implement certain packaging products or materials used to satisfy the orders of our customers, our relationships with our customers could in turn be adversely affected.

We may not succeed in our strategy of pursuing or integrating selective acquisitions. Part of our business strategy includes acquiring and integrating complementary businesses, other assets and other business combinations. However, we may not be able to locate or acquire suitable acquisition candidates at attractive cash flow multiples consistent with our strategy, and we may not be able to fund future acquisitions because of limitations relating to our indebtedness or otherwise. Additionally, any such acquisitions or similar arrangements may be complex, time consuming and expensive. We may not consummate some acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. In addition, there are a number of risks and uncertainties relating to our closing transactions. If such transactions are not completed for any reason, many costs relating to such transactions may be payable by us whether or not such transactions are completed.

If an acquisition is consummated, the integration of the acquired businesses, products or other assets into our company may be also be complex and time-consuming and, if such businesses, products and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following:

•	integrating personnel, operations and systems, while maintaining focus on producing and delivering consistent, high quality products;

•	coordinating geographically dispersed organizations;

•	distracting employees from operations;

•	retaining existing customers and attracting new customers; and

•	managing inefficiencies associated with integrating the operations of our company.

Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, other asset or arrangement. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisition or arrangement after we have expended resources on them.

Our operational improvements plan may not be effective and is based on assumptions that may prove to be inaccurate. Our operational improvements strategy includes goals such as the implementation of best practices, the optimization and consolidation of manufacturing lines and a reduction in our cost of quality. While we have and will continue to implement these strategies, there can be no assurance that we will be able to do so successfully or that we will realize the estimated benefits of these plans. Moreover, our continued implementation of these plans may disrupt our operations and performance. Additionally, our estimated cost savings for these plans are based on several assumptions that may prove to be inaccurate and, as a result, there can be no assurance that we will realize these cost savings.

Our quarterly operating results may fluctuate due to seasonality and other factors. Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the first quarter of our fiscal year. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate. Because of such seasonality, financial results for a particular quarter may not be indicative of results for the entire year. For example, in each of the first quarters of fiscal 2012 and 2011 our net sales were approximately 21% of total annual net sales and the difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales relative to the amount for the full fiscal year was approximately 18% and 14% in the first quarters of fiscal 2012 and 2011, respectively.

Furthermore, we have experienced and expect to continue to experience variability in our results of operations on a quarterly basis due to fluctuations in raw material prices and our ability to pass on these changes to our customers. If the economy continues to deteriorate and the end markets for our products do not improve, we may experience volatility in our results of operations on a quarterly basis due to non-payment by our customers.

Current economic conditions could adversely affect our results of operations and financial condition. As widely reported, financial markets have been experiencing extreme disruption in recent years, including, among other things, extreme volatility in the domestic and international equity and bond markets, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including, if necessary, to fund a strategic acquisition. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

We expect cash on hand, cash provided by operations and borrowings available under revolving credit facilities to provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, in the next 12 months. We expect to use cash provided by operations in excess of amounts needed for capital expenditures and required debt repayments to reduce our debt, to fund potential acquisitions or for other general corporate purposes. However, we cannot provide assurance that our business will generate sufficient cash flow or that future borrowings will be available in an amount sufficient to enable us to service our debt or to fund our other liquidity needs in the long term. A continuation of the recent turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need to raise additional liquidity. We would experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due, or we otherwise need additional liquidity. Adverse economic conditions, increased competition or other unfavorable events also could affect our liquidity.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability. A significant portion of our outstanding debt, including under the new senior secured credit facilities, bears interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. For a discussion of the new senior secured credit facilities, see “Liquidity and Capital Resources—New Senior Secured Credit Facilities” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are exposed to exchange rate fluctuations of the Canadian dollar. In fiscal 2012, approximately 7% of our net sales were in Canadian dollars. Our reporting currency is the U.S. dollar. A decrease in the value of the Canadian dollar relative to the U.S. dollar could reduce our profits from our Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial position, results of operations and/or cash flows as reported in U.S. dollars. In addition, fluctuations in the U.S. dollar relative to the Canadian dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our Canadian operations are translated using period-end exchange rates, and the revenues and expenses of our Canadian operations are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive loss as a component of stockholders’ equity.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from making payments on our debt obligations. As a result of the Platinum Merger, we have a substantial amount of debt. Effective November 5, 2012, we had $675.0 million of total indebtedness (excluding capital lease obligations of approximately $9.5 million) and approximately $150.0 million of available borrowing capacity under the new ABL facility, which is subject to a borrowing base calculation (less $7.6 million of issued and undrawn letters of credit).

Our substantial level of indebtedness could have important consequences to investors. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	increase our vulnerability to adverse economic and industry conditions;

•	limit our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest on the debt under the Revolver is imposed at variable rates;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt (including scheduled repayments on our outstanding term loan borrowings under the new senior secured credit facilities), thereby reducing the availability of our cash flow for operations and other purposes, including making cash available to BWAY Parent, by dividend, debt repayment or otherwise to enable BWAY Parent to make payments on its debt obligations, including BWAY Parent’s PIK Notes due 2017 (the “2017 PIK Notes”);

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

In addition, the new senior secured credit facilities and the indenture governing the 2018 Notes contain restrictive covenants that limit our and our subsidiaries’ ability to engage in activities that may be in our long-term best interests. Our indebtedness under the new senior secured credit facilities is subject to variable interest rates. A 1% increase in variable interest rates would increase our annual cash interest by approximately $6.7 million.

Despite substantial levels of indebtedness, we and our subsidiaries have the ability to incur substantially more indebtedness. This could further intensify the risks described above. We may be able to incur substantial additional debt in the future, including senior debt. The terms of the indenture governing the 2018 Notes and the credit agreements governing our new senior secured credit facilities do not fully prohibit us and our subsidiaries from doing so, and the new senior secured credit facilities does permit additional borrowings. We have the ability to draw upon the new $150.0 million ABL facility. In addition, the new senior secured credit facilities provide for an incremental term loan facility of $200.0 million (less any commitment increases under the new ABL facility) if certain conditions are met, and this amount may be further increased if we meet a consolidated first lien net leverage ratio test. Likewise, the new ABL facility may be increased by up to $100.0 million (less certain commitment increases under the new term loan facility). If new debt is added to our current debt levels, the related risks that we now face could intensify and we may not be able to meet all our respective debt obligations. In addition, the indenture governing the 2018 Notes does not prevent us from incurring obligations that do not constitute indebtedness.

The indenture governing the 2018 Notes and the credit agreements governing the new senior secured credit facilities contain cross default or cross acceleration provisions that may cause all of the debt issued under those instruments to become immediately due and payable because of a default under an unrelated debt instrument. The indenture governing the 2018 Notes and the credit agreements governing the new senior secured credit facilities contain numerous covenants and the new ABL facility requires us, if availability goes below a certain threshold, to meet a minimum fixed charge coverage ratio. Our failure to comply with the obligations contained in these agreements or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments (together with accrued and unpaid interest and other fees) becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. These alternative measures could have a material adverse effect on our business, financial position, results of operations and/or cash flows, which could cause us to become bankrupt or insolvent.

Restrictive covenants in the indenture governing the 2018 Notes and the credit agreements governing the new senior secured credit facilities could restrict our operating flexibility. The indenture governing the 2018 Notes and the new senior secured credit facilities contain covenants that limit our ability to take certain actions. These restrictions may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

The indenture governing the 2018 Notes contains restrictive covenants that, among other things limit our and our restricted subsidiaries’ ability to:

•	incur additional indebtedness or issue preferred stock;

•	pay dividends, redeem stock or make other distributions, including distributions to BWAY Parent to make payments in respect of its indebtedness;

•	make other restricted payments or investments;

•	create liens on assets;

•	create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries;

•	transfer or sell assets;

•	engage in mergers or consolidations;

•	engage in certain transactions with affiliates; and

•	designate subsidiaries as unrestricted subsidiaries.

The new senior secured credit facilities restrict, among other things and subject to certain exceptions, our and our restricted subsidiaries’ ability to:

•	incur additional indebtedness;

•	pay dividends or other payments on capital stock;

•	guarantee other obligations;

•	grant liens on assets;

•	make loans, acquisitions or other investments;

•	dispose of assets;

•	make optional payments or modify certain debt instruments;

•	engage in transactions with affiliates;

•	amend organizational documents;

•	engage in mergers or consolidations;

•	enter into arrangements that restrict our and our restricted subsidiaries’ ability to pay dividends;

•	change the nature of the business conducted by us; and

•	designate subsidiaries as unrestricted subsidiaries.

In addition, under the new ABL facility if availability goes below a certain threshold, we are required to comply with a “minimum fixed charge coverage ratio” (as defined in the credit agreement governing the new ABL facility).

Our ability to comply with the covenants and restrictions contained in the indenture governing the 2018 Notes and the credit agreements governing the new senior secured credit facilities may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under the indenture governing the 2018 Notes or the credit agreements governing the new senior secured credit facilities that would permit the holders or applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest and any applicable redemption premium. In that case, we may be unable to borrow under the new senior secured credit facilities, may not be able to repay the amounts due under the 2018 Notes and the new senior secured credit facilities. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.

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

If our cash flow and capital resources are insufficient to fund our debt service obligations, to repay the new senior secured credit facilities when they mature in 2017 or the 2018 notes when they mature in 2018, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. Any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants which could further restrict our business operations. Our ability to implement successfully any such alternative financing plans will be dependent on a range of factors, including general economic conditions, the level of activity in mergers and acquisitions and capital markets generally and the terms of our various debt instruments then in effect. In addition, the new senior secured credit facilities are secured by liens on substantially all of our and our subsidiaries’ assets, and any successor credit facilities are likely to be secured on a similar basis. As such, our ability to seek additional financing could be impaired as a result of such security interests and the agreements governing such security interests.

Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms could have a material adverse effect on our business, including our financial condition and results of operations.

We may be unable to raise funds necessary to finance the change of control repurchase offers required by the indenture governing BWAY Parent’s 2017 PIK Notes. Under the indenture governing the 2017 PIK Notes, if we experience specific kinds of change of control, BWAY Parent must offer to repurchase the 2017 PIK Notes at a price equal to 101% of the principal amount of the 2017 PIK Notes plus accrued and unpaid interest to the date of purchase. The occurrence of specified events that would constitute a change of control under the 2017 PIK Note indenture would also constitute a default under the senior secured credit facility that permits the lenders to accelerate the maturity of borrowings thereunder and would require us to offer to repurchase the 2018 Notes under the 2018 Notes indenture. In addition, the senior secured credit facility may limit or prohibit the purchase of the 2017 PIK Notes by us in the event of a change of control, unless and until the indebtedness under the senior secured credit facility and the 2018 Notes is repaid in full. As a result, following a change of control event, BWAY Parent may not be able to repurchase the 2017 PIK Notes unless all indebtedness outstanding under the senior secured credit facility is first repaid and any other indebtedness that contains similar provisions is repaid, or BWAY Parent may obtain a waiver from the holders of such indebtedness to provide it with sufficient cash to repurchase the 2017 PIK Notes. Any future debt agreements that we enter into may contain similar provisions. We may not be able to obtain such a waiver, in which case BWAY Parent may be unable to repay all indebtedness under the 2017 PIK Notes.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We believe our properties are sufficiently maintained and suitable for their intended use. Our owned properties are subject to a mortgage lien in favor of Deutsche Bank Trust Company Americas as collateral agent for the lenders under the senior secured credit facility. We regularly evaluate our various manufacturing facilities in light of current and expected market conditions and demand, and may further consolidate our manufacturing facilities in the future. In addition to the manufacturing facilities listed below, we lease approximately 20,000 square feet of office space in Atlanta, Georgia for our corporate headquarters.

The following list includes the location and approximate square footage of each of our manufacturing facilities in operation and whether we lease or own the facility. The list excludes properties not used in manufacturing, including warehouses, administrative offices or closed manufacturing facilities.

As of December 1, 2012	Square Footage	Interest
Metal Segment
Chicago, Illinois (1)	346,000	Leased
Cincinnati, Ohio	479,000	Leased
Fontana, California	84,000	Leased
Garland, Texas	108,000	Leased
Homerville, Georgia	417,000	Owned
Memphis, Tennessee	120,000	Leased
North Brunswick, New Jersey	88,000	Leased
Sturtevant, Wisconsin	157,000	Leased
Trenton, New Jersey	105,000	Leased
York, Pennsylvania	97,000	Owned

Plastic Segment
Bryan, Texas	83,000	Leased
Cedar City, Utah	89,000	Owned
Cidra, Puerto Rico	83,000	Leased
Dallas, Texas	85,000	Leased
Dayton, New Jersey	119,000	Leased
Indianapolis, Indiana	168,000	Leased
Leominster, Massachusetts	194,000	Leased
Lithonia, Georgia	75,000	Leased
Newnan, Georgia	235,000	Leased
Toronto, Ontario	73,000	Leased
St. Albert, Alberta	62,000	Leased
Valparaiso, Indiana	106,000	Leased

(1)	Products produced at this facility are both metal and plastic segment products. However, the majority of the facility is used by the metal segment.

Item 3. Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. Details of the company’s legal proceedings are included in Note 18, “Commitments and Contingences,” of Notes to Consolidated Financial Statements within Item 8 of this Annual Report.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no market for the equity securities of BWAY Intermediate.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial information. The information as of and for the fiscal years ended September 30, 2012 and September 30, 2011 and for the successor period from June 16, 2010 to September 30, 2010 and the predecessor period from September 28, 2009 to June 15, 2010 has been derived from the audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.” The information as of September 30, 2010 and as of and for the fiscal years ended September 27, 2009 and September 28, 2008 has been derived from audited consolidated financial statements which are not included in this Annual Report.

Financial and other data of our predecessor relate to our predecessor prior to the consummation of the MDP Merger and financial and other data of our successor relate to our successor after consummation of the MDP Merger. Due to the different number of days in the predecessor period from September 28, 2009 to June 15, 2010 and the successor period from June 16, 2010 to September 30, 2010, statement of operations data for those periods are not comparable.

The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” References to “Notes to Consolidated Financial Statements” in this discussion and analysis refer to the notes to consolidated financial statements included in Item 8.

	Successor			Predecessor
	Year Ended September 30		Period from June 16, 2010 to September 30	Period from September 28, 2009 to June 15	Year Ended (1)
($ in millions)	2012	2011	2010	2010	2009	2008
Statements of Operations data
Net sales	$1,179.8	$1,161.5	$325.0	$705.9	$904.4	$1,019.0
Cost of products sold (excluding depreciation and amortization) (2)(3)	995.1	1,001.6	276.0	598.5	755.5	889.0

Difference	184.7	159.9	49.0	107.4	148.9	130.0

Depreciation and amortization (4)	88.4	91.9	22.0	37.1	44.8	46.8
Selling and administrative expense (5)(6)	24.6	19.5	6.5	17.2	23.4	24.9
Restructuring expense (7)(8)(9)(10)(11)(12)	1.4	4.3	2.2	3.1	5.6	9.6
Merger transaction costs (13)	—	—	13.9	16.5	—	—
Business acquisition costs (14)	0.3	1.0	0.5	0.6	—	—
(Gain) loss on disposition of equipment (15)	(9.8)	—	(0.1)	(0.3)	0.1	0.2
Other	(2.8)	0.7	0.1	0.9	0.4	—
Goodwill impairment loss (16)	—	124.6	—	—	—	—

Income from operations	82.6	(82.1)	3.9	32.3	74.6	48.5
Loss on extinguishment of debt (17)(18)	—	—	—	59.9	4.8	—
Interest expense, net (19)	48.9	52.9	15.8	25.2	35.1	35.3

Income (loss) before income taxes	33.7	(135.0)	(11.9)	(52.8)	34.7	13.2
Provision for (benefit from) income taxes (20)(21)	12.0	(2.4)	(0.7)	(15.8)	11.2	1.3

Net income (loss)	$21.7	$(132.6)	$(11.2)	$(37.0)	$23.5	$11.9

Other financial data
Difference % (22)	15.7%	13.8%	15.1%	15.2%	16.5%	12.8%
Net cash provided by operating activities	$108.2	$91.9	$63.4	$2.1	$71.3	$73.8
Capital expenditures	35.6	36.8	6.4	18.1	18.5	34.0
Cash paid for interest	44.1	48.2	7.5	28.1	29.0	35.2

	Successor			Predecessor
($ in millions)	September 30, 2012	September 30, 2011	September 30, 2010	September 27, 2009	September 28, 2008
Balance Sheet data (23)
Working capital (24)	$167.0	$161.6	$162.9	$127.3	$117.2
Total assets	1,184.8	1,237.8	1,363.0	855.5	882.4
Total debt and capital lease obligations (25)	647.3	719.3	698.6	411.8	421.7
Stockholders’ equity	$183.8	$155.0	$281.6	$198.3	$173.7

Notes to Selected Financial Data Tables:

(1)	Effective at the beginning of fiscal 2010, which began September 28, 2009, we changed our fiscal year end from the Sunday closest to September 30 (which resulted in 52/53 week fiscal years) to September 30. Fiscal years 2009 and 2008 each consisted of 52 weeks and ended September 27, 2009 and September 28, 2008, respectively.

(2)	Includes stock-based compensation expense as follows:

	Successor			Predecessor
	Year Ended September 30		Period from June 16, 2010 to September 30	Period from September 28, 2009 to June 15	Year Ended (a)
($ in millions)	2012	2011	2010	2010	2009	2008
Stock-based compensation expense
Cost of products sold (excluding depreciation and amortization) (b)	$0.4	$0.5	$0.1	$1.9	$(0.5)	$1.5
Selling and administrative expense (c)	1.0	1.0	0.2	2.0	1.5	4.8

Total stock-based compensation expense	$1.4	$1.5	$0.3	$3.9	$1.0	$6.3

(a)	See footnote 1 above.
(b)	For the period from September 28, 2009 to June 15, 2010, included the recognition of $1.5 million related to options vested in the MDP Merger. In 2009 and 2008, included the recognition of $(0.7) million and $1.5 million, respectively, related to exit options modified concurrent with our predecessor’s initial public offering in June 2007.
(c)	For the period from September 28, 2009 to June 15, 2010, included the recognition of $1.7 million related to options vested in the MDP Merger. In 2009 and 2008, included the recognition of $1.5 million and $4.8 million, respectively, related to exit options modified concurrent with our predecessor’s initial public offering in June 2007.
(3)	In the period from June 16, 2010 to September 30, 2010, included $3.7 million of a non-cash charge related to increased inventory carrying value recorded to increase inventory to fair value in the MDP Merger purchase price allocation.
(4)	The change in depreciation and amortization expense in the successor periods relative to the predecessor periods is related to the impact of changes in the carrying amounts and expected useful lives of depreciable property, plant and equipment and definite-lived amortizable intangibles resulting from the MDP Merger purchase price allocation.
(5)	See footnote 2 above.
(6)	In the period from September 28, 2009 to June 15, 2010, included $0.8 million related to employer payroll taxes associated with stock options settled in the MDP Merger.
(7)	See Note 16, “Restructuring,” of Notes to Consolidated Financial Statements.
(8)	In 2011, included $1.4 million for severance and benefits associated with the elimination of certain salaried positions and $2.0 million related to restructuring initiatives following the Plastican and Phoenix Container acquisitions.
(9)	In the period from June 16, 2010 to September 30, 2010, included $0.9 million recorded to adjust a pension withdrawal liability associated with the closure of the Franklin Park facility in 2008 and $0.7 million related to lease costs associated with a warehouse closed associated with the closure of the Brampton facility.
(10)	In the period from September 28, 2009 to June 15, 2010, included $0.8 million related to lease costs and $0.6 million related to severance and benefits, each associated with the closure of the Brampton facility. The period also included $0.5 million related to severance and benefits associated with the closure of the Toccoa facility and approximately $0.6 million related to relocation costs associated with our predecessor’s administrative office consolidation initiative.
(11)	In 2009, included $3.1 million related to the consolidation of administrative offices and elimination of redundant positions, $1.8 million related to the closure of the Franklin Park and Cleveland facilities in 2008, $0.3 million related to the planned closure of the Brampton facility and $0.3 million related to positions eliminated from our predecessor’s Canadian operations.
(12)	In 2008, included $6.8 million to close the Franklin Park metal facility, $1.7 million to close the Cleveland plastics facility and $1.0 million in severance costs for positions eliminated from our predecessor’s Canadian operations.

(13)	These costs consisted primarily of legal and other advisory fees and expenses associated with the MDP Merger. In the period from June 16, 2010 to September 30, 2010, these costs included $5.0 million paid to Deutsche Bank Securities Inc., which acted as financial advisor to Madison Dearborn, for financial advisory services and $5.5 million paid to affiliates of Madison Dearborn for transaction fees and reimbursement of out-of-pocket expenses. In the period from September 28, 2009 to June 15, 2010, these costs included $9.2 million paid to Goldman Sachs for financial advisory fees and reimbursement of out-of-pocket expenses as financial advisor to the transaction committee of our predecessor’s board of directors.
(14)	Business acquisition costs represent acquisition expenses related to the completion of successful business combinations for periods beginning after September 27, 2009 (prior accounting guidance allowed for the inclusion of these costs in the allocated purchase price). In 2011, these costs related to the Plastican and Phoenix Container acquisitions. In the periods from June 16, 2010 to September 30, 2010 and September 28, 2009 to June 15, 2010, these costs related to the acquisition of Plastican and Ball Plastics, respectively.
(15)	In 2012, these costs represent certain equipment we sold used to manufacture blow molded plastic bottles.
(16)	Based on our goodwill impairment test as of July 1, 2011, we determined that the carrying value of our plastic packaging reporting unit exceeded its fair value, and we recognized an impairment of goodwill of $124.6 million. See Note 9, “Goodwill and Other Intangible Assets,” of Notes to Consolidated Financial Statements.
(17)	In the period from September 28, 2009 to June 15, 2010, loss on extinguishment of debt related to Predecessor’s debt refinanced as part of the MDP Merger. The amount included the write-off of $23.3 million of unrecognized original issue discount on the 2014 Notes, the write-off of $7.1 million of unamortized deferred debt issuance costs, tender and consent payments of $28.6 million on the 2014 Notes and approximately $0.9 million of fees and expenses.
(18)	In 2009, loss on extinguishment of debt related to Predecessor’s refinancing of its senior notes which were due in 2010. The notes were refinanced with senior notes due in 2014. Included in loss on extinguishment of debt was a call premium of $3.3 million and the write-off of $1.5 million of unamortized deferred debt issuance costs.
(19)	In the periods subsequent to June 15, 2010, interest expense reflects the impact of higher debt and higher weighted-average interest rates associated with debt incurred to finance the MDP Merger.
(20)	In the periods from June 16, 2010 to September 30, 2010 and from September 28, 2009 to June 15, 2010, benefit from income taxes was impacted by certain expenses associated with the MDP Merger and related transactions that were not deductible for income tax purposes.
(21)	In 2008, included in the provision for income taxes was a $2.3 million benefit related to the correction of an error.
(22)	Calculated as net sales less cost of products sold (excluding depreciation and amortization) as a percentage of net sales. See footnotes 2, 3 and 4 above for amounts included in cost of products sold (excluding depreciation and amortization) that could affect the percentage.
(23)	Balance sheet data is as of the period end date. Balance sheet data at September 30, 2010 reflects the impact of the revaluation of the balance sheet to fair value as part of the purchase price allocation associated with the MDP Merger.
(24)	Working capital is current assets less current liabilities.
(25)	Total debt at September 30, 2012 includes gross principal outstanding of $641.6 million less OID of $3.8 million. Total debt at September 30, 2011 includes gross principal outstanding of $713.6 million less OID of $4.4 million. Total debt at September 30, 2010 includes gross principal outstanding of $693.8 million less unamortized OID of $5.1 million. Total debt at September 27, 2009 includes gross principal outstanding on Predecessor’s 2014 Notes of $228.5 million less unamortized OID of $26.5 million. At the end of 2012, 2011, 2010, 2009, and 2008, total debt included capital lease obligations of $9.5 million, $10.1 million, $9.9 million, $9.5 million, and $0.4 million, respectively. The increase in capital leases in 2009 related to the acquisition of approximately $10.8 million of capital leases with Central Can.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data,” as well as with a general understanding of our business as discussed in Item 1, “Business.” References to “Notes to Consolidated Financial Statements” in this discussion and analysis refer to the notes accompanying the audited consolidated financial statements included in Item 8.

References to years in this discussion refer to our fiscal year, unless the context otherwise indicates a calendar year. Our fiscal year ends September 30. Prior to fiscal 2010, our fiscal year ended on the Sunday closest to September 30. Fiscal 2010 consisted of the periods September 28, 2009 to June 15, 2010 and from June 16, 2010 to September 30, 2010.

Acquisition of the Company

On June 16, 2010, we acquired all of the outstanding capital stock of BWAY Holding, including the settlement of outstanding stock options, for approximately $508.2 million. See “Acquisition of BWAY Holding” under Note 1, “General” of Notes to Consolidated Financial Statements. As a result of the acquisition, our gross debt increased approximately 64% or $270.2 million immediately following the transaction. See “Liquidity and Capital Resources” below for a discussion of the debt increase.

Effective November 5, 2012, BWAY Parent was acquired by private equity investment vehicles managed by an affiliate of Platinum Equity, LLC for approximately $1.2 billion resulting in a change of control of BWAY Intermediate. See “Platinum Merger” under Note 20, “Subsequent Events” of Notes to Consolidated Financial Statements.

Overview

We are a leading North American manufacturer of general line rigid metal and plastic containers which are used to package industrial and consumer goods. We manufacture our products in 22 strategically located facilities in the United States, Canada and Puerto Rico and primarily sell to customers in these geographic markets. We believe we are the only company in North America with the ability to service customers on a national basis in both general line rigid metal and plastic packaging. In fiscal 2012, we generated net sales of $1.2 billion.

Our Segments

The markets in which we participate can generally be placed into two broad categories: North American general line rigid metal containers and North American general line rigid plastic containers. For financial reporting purposes, we have identified two reportable business segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products, which are manufactured using different primary raw materials and in separate manufacturing facilities, generally.

Our primary products within each of these segments include:

Metal packaging: General line rigid metal containers made from steel, including paint cans and components, aerosol cans, steel pails, oblong cans, a variety of other specialty cans and ammunition boxes. Our customers use our metal containers to package paint, household and personal care products, automotive after-market products, paint thinners, driveway and deck sealants and other end-use products. In 2012, net sales for this segment were $726.3 million, or 61.6% of consolidated net sales.

Plastic packaging: General line rigid plastic containers made from plastic resin, including injection-molded plastic pails, blow-molded tight-head containers, hybrid and all-plastic paint cans, bottles and drums. Our customers use our plastic containers to package petroleum products, agricultural chemicals, other chemical applications, paint, ink, edible oils, high-solid coatings, roofing mastic, adhesives, driveway sealants and other end-use products. In 2012, net sales for this segment were $453.5 million, or 38.4% of consolidated net sales.

Factors Affecting Our Results of Operations

In the first quarter of fiscal 2011, we acquired Plastican and Phoenix Container. In this discussion and analysis, we refer to these acquisitions as the “business acquisitions.” In the first quarter of fiscal 2010, we acquired Ball Plastics. Due to the integration of Ball Plastics into our existing business and the commonality of customers and products, we are unable to provide a meaningful discussion of its distinct impact in this discussion and analysis.

Revenue

Our revenue, or net sales, is generated from the sale of products to external customers. Net sales reflects reductions for customer credits, sales returns and allowances and earned quantity discounts.

Our net sales depend in large part on the varying economic and other conditions of the end-markets affecting our customers. Approximately one-third of our sales are to customers that package products for housing related markets, the largest of which is architectural paint and coatings. Our sales to these customers are affected by changes in those markets. Approximately two-thirds of our sales are to customers that serve a relatively broad range of products and markets, which have historically exhibited steady growth. Demand for our products may change due to changes in general economic conditions, the housing market, consumer confidence, weather, commodity prices, employment and personal income, each of which is beyond our control.

We determine selling prices for our metal packaging products primarily based on the cost of steel, coatings and inks and for our plastic packaging products based on the cost of resin, colorant, fittings and labeling. Our determination of selling prices for all products is affected by costs associated with labor, rent, freight, utilities and operating supplies, volume, order size, length of production runs and competition. Our selling prices are generally higher for larger, more complex products.

Historically, we have adjusted selling prices in the metal packaging segment annually around the beginning of each calendar year primarily in conjunction with negotiated changes in raw material costs. However, certain of our steel suppliers have moved from annual pricing to more periodic pricing and, to the extent possible, we have adjusted our selling prices more frequently. Generally, we adjust selling prices in the plastic packaging segment monthly as the cost of resin fluctuates.

Revenues in each of our segments are seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the first quarter of our fiscal year when activity in several of our end markets, most notably the home improvement and repair sector, is generally slower. For example, in the first quarters of 2012 and 2011, net sales were approximately 21% of net sales for the entire fiscal year and the difference between net sales and cost of products sold (excluding depreciation and amortization) was approximately 18% and 14%, respectively, of the difference for the entire fiscal year. These seasonal patterns affect our quarterly operating results and working capital requirements.

Revenues are also impacted by the pass-through of price changes for steel and plastic resin as permitted in sales agreements with our customers or based on general industry practices. These sales agreements generally contain pass-through mechanisms through which we may recover raw material price increases, although the timing of the recovery may not coincide with when we incur the raw material cost and the amount of the recovery may not equal the increase in raw material costs.

Expenses

Our expenses primarily consist of:

Cost of products sold (excluding depreciation and amortization). These expenses include raw materials, labor and benefits, rent, freight, utilities and operating supplies, repairs and maintenance and other direct and indirect costs associated with the manufacturing process. Cost of products sold is primarily driven by the cost of these items, production volume and the mix of products manufactured. Because we account for our inventories on a first-in-first-out (“FIFO”) basis, cost of products sold may significantly vary by period if there are fluctuations in the cost of our key raw materials (steel and plastic resin). Raw materials are further discussed below.

Depreciation and amortization. These expenses include depreciation of property, plant and equipment and amortization of definite-lived identifiable intangible assets. Depreciation expense is primarily driven by changes in depreciable assets acquired through capital expenditures and business acquisitions, offset by depreciable assets that are disposed of or become fully depreciated, and is generally recognized on a straight-line basis. Depreciation expense may also be affected by the shortening of useful lives, generally in association with restructuring plans.

Amortization expense is primarily driven by the acquisition of intangible assets, and is generally recognized on a declining basis in proportion to the cash flows underlying the valuation of the intangibles, which are generally higher at the beginning of the asset’s life.

Restructuring. These expenses include costs related to closing redundant facilities and eliminating redundant positions. Restructuring charges are primarily driven by initiatives to reduce our overall operating costs, generally through facility consolidation and headcount reductions. The expenses include severance and termination benefits, rent and other holding costs on vacated facilities (net of estimated or actual sublease revenue) and costs associated with the removal of equipment. These expenses may also include pension withdrawal liabilities related to the termination of employees participating in multiemployer pension plans.

Selling and administrative. These expenses include salaries and incentive compensation for corporate and sales personnel, professional fees, insurance, stock-based compensation expense, rent, bad debt expense and other corporate administrative costs not allocated to cost of products sold. The primary drivers for selling and administrative expense are wage increases, inflation, regulatory compliance, stock-based compensation expense, performance-based incentive compensation and legal, accounting and other professional fees.

Interest. This expense includes interest accruing on our indebtedness, including capital leases, and the amortization of debt discount and debt issuance costs. Interest expense is affected by changes in average outstanding indebtedness and variable interest rates.

Other, net. These expenses include realized gains and losses from foreign currency transactions, unrealized foreign currency gains and losses, gains and losses from the disposition of property, plant and equipment, gains and losses on derivative instruments not designated as hedges and other non-operating income or expenses.

Raw Materials

Raw materials for the metal packaging segment include tinplate, blackplate and cold rolled steel, various fittings, coatings, inks and compounds. Historically, steel producers implemented annual price changes, generally at the beginning of the calendar year. However, as the cost to produce steel has become more volatile, our suppliers have begun to adjust their prices more frequently, through either price increases or surcharges.

Raw materials for the plastic packaging segment include resin, colorant and fittings. Resin prices generally fluctuate periodically throughout the year. We generally adjust selling prices to our customers for raw material price changes through pass-through mechanisms in our sales agreements, although the timing of the changes may not coincide with when we incur the costs and the amount of the change may not equal the change in our costs.

Historically, we have been able to procure sufficient quantities of raw materials, even during periods of tightened supply, for production in order to meet customer demand. However, we cannot assure you that we may be able to do so in the future.

To reduce our overall cost of raw materials, we may periodically purchase additional quantities of steel and resin in advance of price increases, each as may be available.

Other Acquisitions

One of our business objectives is growth through strategic business acquisitions. This objective includes both add-on acquisitions in our core markets and acquisitions offering organic growth. The results of operations related to acquisitions are included in the consolidated financial statements from the date of acquisition.

For a discussion of recent acquisitions, see Note 3, “Business Acquisitions,” of Notes to Consolidated Financial Statements.

Restructuring Initiatives

From time to time, we undertake certain restructuring initiatives. For a discussion of current restructuring initiatives, see Note 16, “Restructuring,” of Notes to Consolidated Financial Statements.

Seasonality

Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the first quarter of our fiscal year. For example, in each of the first quarters of 2012 and 2011 our net sales were 21% of total annual net sales and the difference between net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of the total difference was approximately 18% and 14% in the first quarters of 2012 and 2011, respectively.

Results of Operations

In our discussion of results of operations, we discuss the mathematical difference of net sales and cost of products sold (excluding depreciation and amortization) and that difference as a percentage of net sales. We also discuss segment earnings. We define segment earnings as segment net sales less segment cost of products sold and segment related selling expenses. Segment cost of products sold excludes segment depreciation and amortization.

We exclude depreciation and amortization expense from our presentation of cost of products sold because management excludes it from operating results when evaluating segment and overall performance. Management believes the resulting measurement provides useful information to evaluate the contribution of net sales to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a primary performance measure used by management.

We sometimes refer to periods prior to consummation of the MDP Merger as predecessor periods or to the Company as “Predecessor.” We sometimes refer to the periods from and after the consummation of the MDP Merger as successor periods or to the Company as “Successor.” We have separated our historical financial results into the predecessor and successor periods, which is required under generally accepted accounting principles when there is a change in accounting basis as occurred when purchase accounting was applied to the acquisition of Predecessor following the MDP Merger. Management believes the MDP Merger did not affect the fundamentals of the business and may discuss results of operations for the predecessor and successor periods of 2010 on a combined basis when appropriate. Although management views 2010 on a combined basis for purposes of evaluating operating results, the reader is cautioned that these are considered to be separate periods for financial reporting purposes and they should be evaluated separately as applicable.

Fiscal 2012, Fiscal 2011 and Combined Fiscal 2010

To enhance our comparative analysis of results of operations, we include the presentation of fiscal 2010 on a combined basis in the following summary information. The combined fiscal 2010 information represents the mathematical addition of the period from September 28, 2009 to June 15, 2010 (Predecessor) and the period from June 16, 2010 to September 30, 2010 (Successor). We believe the combined discussion provides relevant information to investors and represents how management evaluates the business.

	Successor			Predecessor		Percentage Change
($ in millions)	2012	2011	2010	2010	Combined 2010 (1)	2011 to 2012	2010 to 2011 (2)
Net sales
Metal packaging segment	$726.3	$693.6	$210.3	$445.8	$656.1	4.7%	5.7%
Plastic packaging segment	453.5	467.9	114.7	260.1	374.8	(3.1)	24.8

Total	$1,179.8	$1,161.5	$325.0	$705.9	$1,030.9	1.6	12.7

Percentage of net sales
Metal packaging segment	61.6%	59.7%	64.7%	63.2%	63.6%
Plastic packaging segment	38.4	40.3	35.3	36.8	36.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Successor			Predecessor		Percentage Change
($ in millions)	2012	2011	2010	2010	Combined 2010 (1)	2011 to 2012	2010 to 2011 (2)
Cost of products sold (3)
Metal packaging segment	$571.0	$558.5	$172.1	$363.7	$535.8	2.2%	4.2%
Plastic packaging segment	423.7	442.6	103.9	232.6	336.5	(4.3)	31.5

Segment total	994.7	1,001.1	276.0	596.3	872.3	(0.6)	14.8
Corporate	0.4	0.5	—	2.2	2.2	(20.0)	(77.3)

Total	$995.1	$1,001.6	$276.0	$598.5	$874.5	(0.6)	14.5

Net sales less cost of products sold (4)
Metal packaging segment	$155.3	$135.1	$38.2	$82.1	$120.3	15.0%	12.3%
Plastic packaging segment	29.8	25.3	10.8	27.5	38.3	17.8	(33.9)
Corporate	(0.4)	(0.5)	—	(2.2)	(2.2)	(20.0)	(77.3)

Total	$184.7	$159.9	$49.0	$107.4	$156.4	15.5	2.2

Net sales less cost of products sold as a percentage of net sales (4)
Metal packaging segment	21.4%	19.5%	18.2%	18.4%	18.3%
Plastic packaging segment	6.6	5.4	9.4	10.6	10.2
Consolidated	15.7	13.8	15.1	15.2	15.2

(1)	The combination of Successor and Predecessor periods in 2010 is a non-GAAP measure. We have included the separate periods in this presentation to enable the reconciliation of the information to our GAAP presentation in the consolidated financial statements. We have presented the information on a combined basis to provide a reasonable basis of comparison to 2011. The MDP Merger in 2010 did not affect the nature of operations or the business.
(2)

The percentage change is based on the change in 2011 from combined 2010 (as discussed above). The percentage change in 2011 from the Successor 2010 would not be meaningful since 2011 was for a full 12 months versus Successor 2010 for only 3  1/2 months.

(3)	Excludes depreciation and amortization expense.
(4)	Excludes depreciation and amortization expense.

Net sales

2012

Consolidated net sales increased $18.3 million (1.6%) to $1,179.8 million. The increase is primarily due to higher selling prices resulting, in part, from the pass-through of higher raw material costs and the mix of products sold, partially offset by decrease in volume. Overall volume decreased approximately 2.2% from 2011 primarily as a result of weak market conditions.

Net sales for the metal packaging segment increased $32.7 million (4.7%) to $726.3 million. The increase is primarily due to higher raw material driven selling prices, partially offset by a 0.7% decrease in volume.

Net sales for the plastic packaging segment decreased $14.4 million (3.1%) to $453.5 million. The decrease resulted, in part, from lower volume as a result of market demand and actions taken to reduce or eliminate lower margin accounts. Excluding the effect of the sale of our bottle business, segment volume decreased approximately 3.7% from 2011.

2011

Consolidated net sales increased $130.6 million (12.7%) to $1,161.5 million. Excluding the impact of recent acquisitions, consolidated net sales increased 2.5% due, in part, to higher selling prices related to the timing of the pass-through of higher raw material costs, partially offset by lower volume of 2.7%.

Net sales for the metal packaging segment increased $37.5 million (5.7%) to $693.6 million. Excluding the impact of the recent acquisitions, which contributed $33.4 million to metal packaging net sales, net sales increased 0.6% primarily due to higher selling prices related to the pass-through of higher raw material costs, partially offset by a decrease in volume.

Net sales for the plastic packaging segment increased $93.1 million (24.8%) to $467.9 million. Excluding the impact of the recent acquisitions, which contributed $71.9 million to plastic packaging net sales, net sales increased 5.7% primarily due to the mix of products sold and higher selling prices related to the pass-through of higher raw material costs, partially offset by a decrease in volume.

Difference between net sales and cost of products sold (excluding depreciation and amortization)

2012

The difference between consolidated net sales and cost of products sold (excluding depreciation and amortization) increased $24.8 million (15.5%) to $184.7 million. The difference as a percentage of net sales increased to 15.7% from 13.8% in 2011. The increase is primarily attributable to continued cost reduction and productivity improvement initiatives, actions taken to reduce or eliminate lower margin accounts, and the effective management of raw material cost change pass-through, partially offset by the effect of lower volume.

The difference between net sales and cost of products sold (excluding depreciation and amortization) for the metal packaging segment increased $20.2 million (15.0%) to $155.3 million. The difference as a percentage of net sales increased to 21.4% from 19.5% in 2011. The increase is primarily attributable to continued cost reduction and productivity improvements initiatives, and the effective management of raw material cost change pass-through, partially offset by the effect of lower volume.

The difference between net sales and cost of products sold (excluding depreciation and amortization) for the plastic packaging segment increased $4.5 million (17.8%) to $29.8 million. The difference as a percentage of net sales increased to 6.6% from 5.4% in 2011. The increase is primarily attributable to actions taken by management to improve margins, productivity improvement initiatives, changes in policies and practices with regard to passing through changes in resin prices and proactively exiting relationships with lower margins.

Corporate costs in costs of products sold relate to stock-based compensation expense, which decreased $0.1 million to $0.4 million.

2011

The difference between consolidated net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of net sales decreased to 13.8% in 2011 from 15.2% in 2010. Excluding the impact of the 2011 acquisitions, the difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales decreased to 14.7%. This decrease was primarily attributable to the magnitude of raw material cost increases relative to the pass-through effect of such changes on selling prices.

The difference between metal packaging net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased to 19.5% from 18.3%. Excluding the impact of recent acquisitions, the difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased to 19.9% primarily due to higher selling prices related to the pass-through of higher raw material costs.

The difference between plastic packaging net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales decreased to 5.4% from 10.2%. Excluding the impact of recent acquisitions, the difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales decreased to 6.1% and continues to be adversely impacted by the timing and magnitude of increases in the cost of resin, as selling price increases resulting from the pass-through of resin cost changes lagged the cost increases.

Corporate costs in cost of products sold related to stock-based compensation expense decreased $1.7 million to $0.5 million from $2.2 million in 2010. Stock-based compensation in 2010 included $1.5 million in the Predecessor period related to stock options vested in the MDP Merger.

Depreciation and Amortization

	Successor			Predecessor		Percentage Change
($ in millions)	2012	2011	2010	2010	Combined 2010	2011 to 2012	2010 to 2011
Depreciation and amortization by segment
Metal packaging	$48.8	$50.5	$13.8	$16.8	$30.6	(3.4)%	65.0%
Plastic packaging	35.5	38.0	7.1	19.1	26.2	(6.6)	45.0

Segment depreciation and amortization	84.3	88.5	20.9	35.9	56.8	(4.7)	55.8
Corporate	4.1	3.4	1.1	1.2	2.3	20.6	47.8

Consolidated depreciation and amortization	$88.4	$91.9	$22.0	$37.1	$59.1	(3.8)%	55.5%

In 2012, depreciation expense decreased 4.8% to $43.2 million and amortization expense decreased 2.8% to $45.2 million. In 2011, depreciation expense increased 23.0% to $45.4 million and amortization expense increased 109.5% to $46.5 million.

The increase in 2011 is primarily due to the revaluation of property, plant and equipment and higher intangible assets subject to amortization, each related to the MDP Merger in the third quarter of 2010 and, to a lesser degree, the acquisitions in the first quarter of 2011.

Selling and Administrative Expense

	Successor			Predecessor		Percentage Change
($ in millions)	2012	2011	2010	2010	Combined 2010	2011 to 2012	2010 to 2011
Selling and administrative expense by segment
Metal packaging	$6.8	$4.4	$1.4	$3.1	$4.5	54.5%	(2.2)%
Plastic packaging	4.7	5.3	0.9	2.5	3.4	(11.3)	55.9

Segment selling and administrative expense	11.5	9.7	2.3	5.6	7.9	18.6	22.8
Corporate	13.1	9.8	4.2	11.6	15.8	33.7	(38.0)

Consolidated selling and administrative expense	$24.6	$19.5	$6.5	$17.2	$23.7	26.2%	(17.7)%

In 2012, segment selling and administrative expense increased $1.8 million (18.6%) to $11.5 million and from 0.8% to 1.0% of net sales. In 2012, corporate selling and administrative expense increased $3.3 million (33.7%) to $13.1 million. The increases in segment selling and administrative expense as a percentage of net sales and corporate selling and administrative expense is primarily due to higher performance based compensation expense in 2012, partially offset by a headcount reduction implemented at the beginning of fiscal 2012.

In 2011, segment selling and administrative expense increased $1.8 million (22.8%) to $9.7 million but was unchanged from 0.8% of net sales. In 2011, corporate selling and administrative expense decreased $6.0 million (38.0%) to $9.8 million. Corporate selling and administrative expense in 2010 included $1.7 million of stock-based compensation related to stock options vested in the MDP Merger and $0.8 million in employer payroll tax expense associated with stock options settled in the MDP Merger, each recorded in the Predecessor period. Excluding the items associated with the MDP Merger in 2010, corporate selling and administrative expense decreased in 2011 primarily due to lower performance based compensation expense.

Other items

Restructuring expense. In 2012, restructuring expense was primarily related to on-going holding costs related to previously closed manufacturing facilities compared to additional expenses in 2011 that included $1.4 million for severance and benefits associated with the elimination of certain salaried positions and $2.0 million related to restructuring initiatives following the Plastican and Phoenix Container acquisitions. In 2010, restructuring expense included expenses primarily related to the closure of a manufacturing facility.

Interest expense. In 2012, interest expense decreased primarily due to lower average credit facility borrowings outstanding as a result of debt repayments and to a decrease in the average interest rate on credit facility borrowings following the amendment of the credit agreement in February 2011. In 2011, interest expense increased primarily due to additional borrowings in June 2010 to finance the MDP Merger.

Merger transaction costs. In 2010, these costs were associated with the MDP Merger and consisted primarily of legal and other advisory fees and expenses. The amount includes $14.2 million of financial advisory fees and $5.5 million paid to affiliates of MDP for transaction fees and reimbursement of out-of-pocket expenses.

Business acquisition costs. In 2011, business acquisition costs were primarily related to expenses associated with the acquisitions of Plastican and Phoenix Container. In 2010, business acquisition costs were primarily related to expenses associated with the acquisition of Ball Plastics. Business acquisition costs consist primarily of professional fees and expenses.

Gain on disposition of equipment. In 2012, gain on the disposition of equipment primarily consisted of a gain on the sale of certain manufacturing equipment used to manufacture blow molded plastic bottles.

Other. In 2012, other included an unrealized foreign exchange gain of $2.0 million primarily related to the U.S. dollar denominated debt of our Canadian subsidiary.

Goodwill impairment loss. Following the completion of our annual goodwill impairment test for 2011, we determined that we had an impairment of goodwill in our plastic packaging reporting unit. As such, we recorded a goodwill impairment loss of $124.6 million in the fourth quarter of 2011. The fair value of the reporting unit was estimated using the expected present value of future cash flows, public company trading multiples and recent transaction multiples of packaging companies. During the period subsequent to the MDP Merger, cash flows of the plastic packaging reporting unit were negatively impacted by lower volume, competitive pricing actions and the timing and magnitude of changes in the cost of resin (including a corresponding lag associated with selling price pass through of cost changes to customers). By the fourth quarter of 2011, it became apparent that these factors would negatively impact future earnings and cash flows of the plastic packaging reporting unit. The goodwill impairment test in the fourth quarter of 2011 considered the effect of these cumulative factors and resulted in the goodwill impairment loss. Although we had to proceed to the second step of the goodwill impairment test for our plastic packaging reporting unit, there was no goodwill impairment indicated for 2012.

Provision for (benefit from) income taxes. In 2012, the effective tax rate was approximately 36%. The rate differed from the federal statutory rate primarily due to the impact of a Section 199 manufacturing deduction, R&D tax credit, state taxes and provision to return adjustments. In 2011, the effective tax rate was approximately 2%. For 2011, the effective tax rate was affected by the non-deductibility of a majority of the goodwill impairment loss and, to a lesser extent, by certain state tax law and apportionment changes that resulted in additional income tax expense. In 2010, the effective tax rate was impacted by the non-deductibility of certain expenses associated with the MDP Merger.

Period from June 16, 2010 to September 30, 2010 (Successor 2010)

The following table presents our results of operations for the successor period from June 16, 2010 to September 30, 2010 (Successor 2010):

($ in millions)	Successor 2010
Net sales	$325.0
Cost of products sold (excluding depreciation and amortization)	276.0

Difference	49.0

Depreciation and amortization	22.0
Selling and administrative expense	6.5
Restructuring expense	2.2
Interest expense, net	15.8
Merger transaction costs	13.9
Business acquisition costs	0.5

Loss before income taxes	(11.9)
Benefit from income taxes	(0.7)

Net loss	$(11.2)

Accounting guidance for business combinations (or purchase accounting) requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. Increases in the cost basis of property, plant and equipment and identifiable intangibles would result in higher depreciation and amortization expense, respectively. In addition, due to financial transactions completed in connection with the MDP Merger, we experienced other changes in our results of operations for the period following the MDP Merger. There have been no material changes to the business, operations or customer relationships acquired from Predecessor. Those elements included in our results of operations for the period June 16, 2010 to September 30, 2010 that are inconsistent with our results of operations for the period September 28, 2009 to June 15, 2010 are summarized as follows:

•

Cost of products sold (excluding depreciation and amortization) in the period from June 16, 2010 to September 30, 2010 included approximately $3.7 million of amortization of non-cash purchase accounting adjustments to inventory.

•

Depreciation and amortization reflects the depreciation of property, plant and equipment reflecting the change to fair value and remaining useful lives and the amortization of intangibles acquired in the MDP Merger.

•

Interest expense, net, reflects interest expense on higher debt and higher average interest rates following the MDP Merger, including the accretion of OID and amortization of debt issuance costs incurred related to the debt.

•

Merger transaction costs in the period from June 16, 2010 to September 30, 2010 reflect costs assumed by Successor that were incurred because of the transactions associated with the MDP Merger. The amount includes $5.0 million paid to Deutsche Bank Securities Inc., which acted as financial advisor to MDP, for financial advisory services, and approximately $5.5 million paid to affiliates of MDP for transaction fees and the reimbursement of out-of-pocket expenses.

•	The non-deductibility of certain transaction related expenses affected the effective tax rate for the period June 16, 2010 to September 30, 2010.

Period from September 28, 2009 to June 15, 2010 (Predecessor 2010)

The following table presents our results of operations for the period from September 28, 2009 to June 15, 2010 (Predecessor 2010):

($ in millions)	Predecessor 2010
Net sales	$705.9
Cost of products sold (excluding depreciation and amortization)	598.5

Difference	107.4

Depreciation and amortization	37.1
Selling and administrative expense	17.2
Restructuring expense	3.1
Interest expense, net	25.2
Merger transaction costs	16.5
Business acquisition costs	0.6
Loss on extinguishment of debt	59.9
Other expense, net	0.6

Loss before income taxes	(52.8)
Benefit from income taxes	(15.8)

Net loss	$(37.0)

Liquidity and Capital Resources

Impact of the Platinum Merger on Liquidity

As a result of the Platinum Merger in November 2012, our outstanding debt principal increased from $599.6 million to $675.0 million. However, the weighted-average interest rate remained the same at 6.2%. In addition, we will be required to make annual debt repayments (payable in equal quarterly installments) of $4.7 million, and we estimate that our annual cash interest will increase $4.6 million. In addition, we have entered into a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC (“Advisors”), an affiliate of Platinum Equity, LLC. Advisors will provide us with a variety of consulting and other services for which we will pay an annual management fee of $5.0 million.

The additional debt of BWAY Parent, which consists of senior PIK toggle notes, increased from $185.6 million to $335.0 million as a result of the Platinum Merger. However, the cash interest rates decreased from 10.125% to 9.5% and the PIK interest rates decreased from 10.875% to 10.25%. BWAY Parent is required to make its first interest payment in cash ($15.6 million due May 1, 2013), and we will be required to provide the necessary funds for the payment. BWAY Parent will be required to make subsequent interest payments in cash (either in whole or in part) depending on the restricted payment capacity under the 2018 Notes. We currently anticipate that we will have sufficient restricted payment capacity to enable BWAY Parent to pay cash interest on its PIK notes; however, this may change as a result of a variety of factors. To the extent BWAY Parent makes such interest payments in cash, we will be required to provide the necessary funding.

We have incurred costs and expenses associated with the Platinum Merger of $71.5 million, which includes debt issuance costs, transaction fees and expenses and costs and expenses related to the extinguishment of debt. The majority of these amounts were paid using the new debt proceeds.

New Senior Secured Credit Facilities

In connection with the Platinum Merger, we entered into (i) a senior secured term loan facility in an aggregate principal amount of $470.0 million (the “2012 Term Loan”), pursuant to a term loan credit agreement, dated as of November 5, 2012, by and among BWAY Holding, as lead borrower, BWAY Intermediate, BWAY Corporation and North America Packaging Corporation, as subsidiary borrowers, the lenders party thereto from time to time, and (ii) a $150.0 million senior secured asset-based revolving credit facility, pursuant to a credit agreement, dated as of November 5, 2012, by and among BWAY Holding, as lead borrower, certain domestic subsidiaries signatories thereto, as subsidiary borrowers, BWAY Intermediate, the lenders party thereto from time to time (the “ABL Facility” and together, with the 2012 Term Loan, the “2012 Senior Secured Credit Facilities”). The net proceeds from the 2012 Term Loan were used to finance in part the consideration paid in the Platinum Merger, to pay off our existing indebtedness in connection with the Platinum Merger and to pay fees and expenses related to the Platinum Merger and the associated financings. The 2012 Term Loan will mature on August 6, 2017 and the ABL Facility will mature on May 6, 2017.

The 2012 Term Loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The first quarterly payment is due March 31,2013. Interest is payable on the 2012 Senior Secured Credit Facilities at a rate equal to the LIBO rate or the base rate, plus an applicable margin.

The applicable margin on borrowings under the ABL Facility may be increased or reduced by 0.25% based on step downs based on the average availability, as a percentage of the aggregate commitments under the ABL Facility.

Up to $30.0 million of the ABL Facility is available for issuances of letters of credit and any such issuance of letters of credit will reduce the amount available under the ABL Facility on a dollar-for-dollar basis. We are required to pay a commitment fee to the lenders on the average daily unused portion of the ABL Facility at a rate of 0.50% per annum through maturity. After the first delivery of a borrowing base certificate following the first full fiscal quarter completed after the closing date, the commitment fee may be reduced by 0.25% based on a step down tied to average utilization of the commitments under the ABL Facility.

The 2012 Senior Secured Credit Facilities are guaranteed by BWAY Intermediate and each of BWAY Holding’s current and future direct and indirect wholly-owned subsidiaries (the “Guarantors”) other than (i) unrestricted subsidiaries, (ii) certain immaterial subsidiaries, (iii) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, and (vi) any subsidiary that is prohibited by applicable law or contractual obligation from guaranteeing the 2012 Senior Secured Credit Facilities or which would require governmental approval to provide a guarantee (unless such approval has been received).

The ABL Facility is secured by a first priority security interest (subject to permitted liens and certain other exceptions) on substantially all of BWAY Holding’s, any co-borrowers’ and the Guarantors’ current assets. The ABL Facility also has a second priority lien on all fixed assets (second in priority to the liens securing the 2012 Term Loan). The 2012 Term Loan is secured by a first priority security interest (subject to permitted liens and certain other exceptions) on substantially all of BWAY Holding’s and the Guarantors’ fixed assets. The 2012 Term Loan has a second priority lien on all current assets (second in priority to the liens securing the ABL Facility).

We may repay all or any portion of the outstanding 2012 Term Loan at any time, and may reduce the unutilized portion of the ABL Facility in whole or in part without premium or penalty, subject to (i) redeployment costs in the case of prepayment of LIBO borrowings other than the last day of the relevant interest period and (ii) a 1.00% prepayment premium on any prepaid 2012 Term Loans in the first year after the closing date in connection with a repricing transaction.

Subject to certain exceptions and reinvestment rights, the 2012 Term Loan requires that 100% of the net cash proceeds from certain asset sales, insurance recovery and condemnation events and debt issuances and 50% (subject to step-downs based on first lien net leverage ratio) from excess cash flow for each fiscal year (commencing with the fiscal year ending September 30, 2014) must be used to pay down outstanding borrowings under the Term Loan. The ABL Facility requires that BWAY Holding and any co-borrowers repay the outstanding ABL loans (and cash-collateralize outstanding letters of credit) to the extent that such loans, unreimbursed letter of credit drawings and outstanding letters of credit exceed the line cap in an amount equal to such excess.

The 2012 Senior Secured Credit Facilities contain certain negative covenants (subject to exceptions, materiality thresholds and baskets) including, without limitation, negative covenants that limit BWAY Holding’s and its restricted subsidiaries’ ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments or modify certain debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict BWAY Holding’s and its restricted subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, or change fiscal year. The ABL Facility also includes a financial maintenance covenant whereby we must maintain a minimum fixed charge coverage ratio of 1:1, tested only if availability under the ABL Facility is less than the greater of 10% of the commitments under the new ABL facility and $14.0 million.

The 2012 Senior Secured Credit Facilities contain events of default, including, without limitation (subject to customary grace periods and materiality thresholds) events of default upon (i) the failure to make payments under the Senior Secured Credit Facilities, (ii) violation of covenants, (iii) incorrectness of representations and warranties, (iv) cross default and cross acceleration to other material indebtedness in excess of an amount to be agreed, (v) bankruptcy events, (vi) material monetary judgments in an amount in excess of an amount to be agreed (to the extent not covered by insurance), (vii) certain matters arising under the Employee Retirement Income Security Act of 1974, as amended, that could reasonably be expected to result in a material adverse effect, (viii) the actual or asserted invalidity of any material guarantees or non-perfection of security interests and (ix) the occurrence of a change of control. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and under the ABL Facility, the commitments may be terminated.

Fiscal 2012 Debt Discussion

Following the MDP Merger in June 2010, our gross debt increased approximately 64% or $270.2 million. In December 2010, we borrowed $25.0 million on the Term Loan, a portion of which was used to fund our $40.1 million acquisition of Phoenix Container. In February 2011, we amended our credit agreement to among other things, lower interest rates and remove certain restrictive covenants. In April 2012, we repaid $12.0 million on the Term Loan using, in part, the net sale proceeds from the sale of certain equipment (as required by the Credit Agreement). In November 2011 and June 2012, we made voluntary repayments of $35.0 million and $25.0 million, respectively, on the Term Loan. These repayments were applied against future scheduled term loan repayments, and, as such, the next scheduled repayments of the B Term Loan and C Term Loan would have been February 23, 2018 and June 30, 2015, respectively. Subsequent to September 30, 2012, we made unscheduled repayments of the term loan facilities of $42.0 million preceding the refinancing of the term loans effective November 5, 2012 in connection with the Platinum Merger.

At September 30, 2012, we were in compliance with our debt covenants. With certain exceptions, our long-term debt arrangements prohibit us from paying cash dividends, including cash dividends from BWAY Holding to either BWAY Intermediate or BWAY Parent.

In 2012, weighted-average daily Revolver borrowings were $2.0 million. There were no Revolver borrowings outstanding at either September 30, 2012 or September 30, 2011. Revolver borrowings, if outstanding at September 30, 2012, would have been subject to a variable interest rate of 5.25%.

In 2012, we had capital expenditures of $35.6 million. In 2011, we had capital expenditures of $36.8 million. The decrease in capital spending is primarily due to higher spending in 2011 related to capital projects associated with the recent acquisitions and company consolidation initiatives.

We expect cash on hand, cash provided by operations and borrowings available under revolving credit facilities to provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, in the next 12 months. We expect to use cash provided by operations in excess of amounts needed for capital expenditures and required debt repayments to reduce our debt, to fund potential acquisitions or for other general corporate purposes. However, our ability to fund future operating expenses, capital expenditures, potential acquisitions or other general purposes and our ability to make scheduled interest and principal payments on our debt will depend on future operating performance, which will be affected by general economic, financial and other factors beyond our control.

In addition, the recent global economic crisis has created volatility in the equity and credit markets and many financial and other institutions continue to experience financial uncertainty. Neither our access to nor the value of our cash equivalents have been negatively affected by the recent liquidity problems of financial institutions. Although it is not possible to predict how financial markets and general economic conditions may affect our financial position, results of operations and/or cash flows, failures of financial and other institutions could impact our customers’ ability to pay us, could reduce amounts available under the senior secured credit facilities, could cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and could restrict our access to the equity and credit markets. Continued uncertainty in the capital and credit markets and a general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need to raise additional liquidity. We would experience liquidity problems if we were unable to obtain sufficient additional financing when our debt becomes due, or we otherwise need additional liquidity. Adverse economic conditions, increased competition or other unfavorable events also could affect our liquidity.

Discussion of Debt Instruments as of September 30, 2012

The following discussion of our debt instruments is presented to highlight those debt covenants that may restrict our ability to obtain additional debt or equity financing. We do not believe there are any debt covenants that we are reasonably likely to be in breach of in the foreseeable future. This discussion should be read in conjunction with Note 7, “Long-Term Debt,” of Notes to the Consolidated Financial Statements.

2018 Senior Notes

These notes were not redeemed in the Platinum Merger and the following discussion continues to be applicable to future periods.

In connection with financing the MDP Merger, BWAY Holding issued $205.0 million in aggregate principal amount of 10% senior notes due 2018 (the “2018 Notes”) at a discount to par of 98.658%. BWAY Holding incurred costs of $6.8 million related to the private placement and subsequent registration, which BWAY Holding has deferred and is amortizing to interest over the term of the notes. See “Senior Notes Due 2018” under Note 7, “Long-Term Debt,” of Notes to Consolidated Financial Statements. The proceeds of the 2018 Notes were used, in part, to extinguish Predecessor’s 10% senior notes with an aggregate principal amount of $228.5 million due 2014. Interest on the 2018 Notes is payable semi-annually in arrears on June 15 and December 15, beginning on December 15, 2010. The 2018 Notes mature on June 15, 2018.

On October 12, 2012, BWAY Holding entered into a fourth supplemental indenture to the Indenture, dated as of June 16, 2010 governing the 2018 Notes (as supplemented, waived or amended, the “2018 Notes Indenture”). BWAY Holding entered into the supplemental indenture after the receipt of consents from the requisite holders of the 2018 Notes in accordance with the terms and conditions of a consent solicitation, dated as of October 5, 2012, pursuant to which BWAY Holding had solicited consents from the holders of the 2018 Notes to make certain proposed amendments to the 2018 Notes Indenture that would generally amend the indenture to prevent the Platinum Merger from triggering any change in control provisions. The provisions of the supplemental indenture only became operational immediately prior to the consummation of Platinum Merger.

The 2018 Notes are guaranteed on an unsecured senior basis by BWAY Intermediate and the existing and future domestic subsidiaries of BWAY Holding. BWAY Intermediate and BWAY Holding are both holding companies without independent operations and are dependent on BWAY and its subsidiaries to generate sufficient cash to service the debt.

In the event of certain future change in control events specified in the 2018 Notes Indenture, BWAY Holding must offer to repurchase all or a portion of the notes at 101% of the principal amount of the 2018 Notes on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

The 2018 Notes Indenture restricts BWAY Holding’s (and most or all of BWAY Holding’s subsidiaries’) ability to incur additional debt; pay dividends or make other distributions on our capital stock or repurchase our capital stock or subordinated indebtedness; make investments or other specified restricted payments; create liens; sell assets and subsidiary stock; enter into transactions with affiliates; and enter into mergers, consolidations and sales of substantially all assets.

Prior Senior Secured Credit Facilities

Prior to the Platinum Merger, we were party to an amended and restated credit agreement dated as of February 23, 2011, along with BWAY Holding, ICL Industrial Containers ULC (“ICL”) and various lenders (the “Credit Agreement”). The agreement amended an original credit agreement dated as of June 16, 2010, which was entered into in connection with the MDP Merger (the “Original Credit Agreement”). Under the agreement, BWAY Holding was the “U.S. Borrower” and ICL was the “Canadian Borrower.” In conjunction with the Platinum Merger on November 5, 2012, the prior Senior Secured Credit Facilities were extinguished.

The facility consisted of a U.S. Borrower $470.7 million term loan (“B Term Loan”) and a Canadian Borrower $41.8 million term loan (“C Term Loan”), (collectively, the “Term Loans”). The facility also provided the U.S. Borrower with a $70.0 million revolver and the Canadian Borrower with a $5.0 million revolver, (collectively, the “Revolvers” and together with the Term Loans, the “Prior Senior Secured Credit Facilities”).

A portion of the Revolver was available for the issuance of standby letters of credit, which would reduce the amount available to borrow under the Revolver. As of September 30, 2012, there were issued standby letters of credit of $5.6 million which reduced our Revolver availability to $69.4 million. There were no outstanding Revolver borrowings at September 30, 2012 or September 30, 2011. At September 30, 2012, the variable interest rate at which we could have borrowed on the Revolvers was 5.25%.

As of September 30, 2012, BWAY Intermediate and its subsidiaries were in compliance with applicable financial covenants contained in the Credit Agreement.

Historical Cash Flow Information

	Successor			Predecessor	Combined	2011	2010
($ in millions)	2012	2011	2010	2010	2010	to 2012	to 2011
Cash provided by operating activities	$108.2	$91.9	$63.4	$2.1	$65.5	17.7%	40.3%
Cash used in investing activities	(23.9)	(88.9)	(514.6)	(50.0)	(564.6)	(73.1)	(84.3)
Cash (used in) provided by financing activities	(72.9)	(21.8)	502.2	9.5	511.7	NM	NM
Effect of exchange rate changes	0.2	—	(0.6)	0.6	—	NM	NM

Net (decrease) increase in cash and cash equivalents	$11.6	$(18.8)	$50.4	$(37.8)	$12.6	NM	NM

Cash and cash equivalents, end of period	$94.1	$82.5	$101.3	$50.9	$101.3	14.1%	(18.6)%

NM—Not Meaningful

Operating Activities. In 2012, cash provided by operating activities increased $16.3 million compared to 2011. The increase in cash provided by operating activities primarily related to an increase in cash provided from an increase in net income, as adjusted for non-cash items, including a $9.8 million net gain on the sale of equipment, partially offset by an increase in cash used for primary working capital. We define primary working capital as the sum of accounts receivable and inventories less accounts payable.

In 2012, cash provided by operating activities related to primary working capital was $1.8 million compared to $9.9 million in 2011. The decrease is primarily related to the timing of accounts receivable and to the timing of supplier payments (primarily to take advantage of early payment discounts), partially offset by the impact of managing to lower inventory levels.

Investing Activities. Cash used in investing activities decreased $65.0 million in 2012 as compared to 2011. In 2012, we received net proceeds of $12.4 million from the sale of equipment, primarily for equipment used to manufacture blow molded plastic bottles. In 2011, we used $52.2 million of cash to acquire the equity of Plastican and Phoenix Container. Capital spending in 2012 decreased $1.2 million compared to 2011, primarily due to higher spending in 2011 related to capital projects associated with the recent acquisitions and company consolidation initiatives.

Financing Activities. Cash used in financing activities increased $51.1 million in 2012 as compared to 2011. The increase is primarily due to net repayments of long-term debt of $72.0 million. In 2012, we repaid $72.0 million on the Term Loan, which consisted primarily of voluntary prepayments, versus net Term Loan borrowings of $19.8 million in 2011. In 2011, net repayments included $33.2 million to repay, at closing, debt assumed in the Plastican and Phoenix Container acquisitions. In 2011, we paid approximately $6.9 million in debt issuance costs associated with the amendment of the Senior Secured Credit Facilities and with the registration of the 2018 Notes.

Market Risk

We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. The Senior Secured Credit Facilities bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At September 30, 2012, we had borrowings of approximately $436.6 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce income before income taxes by approximately $1.1 million.

Foreign Currency Exchange Rate Risk

Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In each of 2012 and 2011, approximately 7%, of net sales were to customers located in Canada. Excluding purchases denominated in Canadian dollars, which we generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to a significant foreign currency exchange rate risk.

As of September 30, 2012, our Canadian subsidiary had outstanding borrowings under the Senior Secured Credit Facilities of $40.0 million denominated in U.S. dollars. Interest and principal on the debt are payable in U.S. dollars.

To the extent our Canadian subsidiary does not have sufficient U.S. dollars on hand for purchases denominated in U.S. dollars and debt service on the U.S. dollar denominated debt, our Canadian subsidiary could be exposed to the risk of unfavorable foreign currency exchange rates of Canadian dollars relative to the U.S. dollar.

Off-Balance Sheet Arrangements

At September 30, 2012, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.6 million, primarily in favor of our workers’ compensation insurers.

We also lease certain facilities and equipment under operating leases. Under current accounting guidance for operating leases, we are not required to recognize minimum lease payment liabilities or the underlying leased asset on the balance sheet. Expenditures for minimum lease payments with respect to operating leases are included in operating cash flows in the statement of cash flows and, other than as related to leases on restructured facilities or equipment, are recorded in the statement of operations as rent expense in cost of products sold and selling and administrative expense, as applicable. As summarized in the table of contractual obligations in the following section, at September 30, 2012, we had future cash commitments for minimum lease payments under operating leases of approximately $71.6 million.

Contractual Obligations and Commercial Commitments

Significant contractual obligations as of September 30, 2012:

($ in millions)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations
Long-term debt obligations (1)
10% senior notes due 2018	$205.0	$—	$—	$—	$205.0
Variable rate term loans (2)(3)	436.6	—	0.2	0.4	436.0
Interest commitments on senior notes	123.0	20.5	41.0	41.0	20.5
Interest commitments on credit facility (4)	—	—	—	—	—
Capital lease obligations(5)	13.4	1.7	3.1	2.4	6.2
Operating lease obligations(5)	71.6	12.9	22.9	16.7	19.1
Pension withdrawal obligations (6)	6.6	0.4	0.8	0.8	4.6
Other obligations (7)	30.0	3.8	2.5	2.3	21.4

Total	$886.2	$39.3	$70.5	$63.6	$712.8

(1)	For a discussion of our long-term debt, see Note 7, “Long-Term Debt,” of Notes to Consolidated Financial Statements.
(2)	In the event of a continuing event of default (as defined in the credit facility agreement), the agent could declare outstanding borrowings immediately due and payable and/or may terminate any future borrowings under the facility. As of September 30, 2012, we had $69.4 million available under revolving credit facilities.

(3)	The variable rate term loans were refinanced in November 2012 in connection with the Platinum Merger. Based on the new outstanding principal of $470.0 million and $42.0 million we repaid subsequent to September 30, 2012 on the term loans then existing, the total would be $512.0 million with $45.5 million, $9.4 million and $457.1 million due in less than one year, one to three years and three to five years, respectively. The new term loan requires annual repayments of $4.7 million payable quarterly beginning March 31, 2013 with the balance due at maturity. The new term loan matures August 6, 2017.
(4)	The table does not include interest payable on variable rate credit facility borrowings. Interest is generally payable quarterly. At September 30, 2012, we had outstanding credit facility borrowings of approximately $436.6 million that were subject to variable interest rates at a weighted-average borrowing rate of 4.25%.
(5)	For a discussion of our lease commitments, see Note 13, “Lease Commitments,” of Notes to Consolidated Financial Statements.
(6)	Represents repayment obligations to satisfy employer withdrawal liabilities associated with unfunded benefit obligations of union sponsored multiemployer pension plans. The obligation is related to a facility closed in 2008. At September 30, 2012, we had an accrued obligation of $4.3 million. The difference of $2.3 million as shown in the table is for interest. For additional information, see “Multiemployer Pension Plans” under Note 14, “Employee Benefit Obligations,” of Notes to Consolidated Financial Statements.
(7)	Other obligations include estimated future payments related to supplemental executive retirement benefit obligations for certain retired executives and other postretirement benefits. Other obligations does not include an estimate of future contributions to our two defined benefit pension plans beyond one year. The plans are frozen and future contributions cannot be reasonably estimated. Contributions to pension plans were $2.3 million and $2.5 million in 2011 and 2012, respectively, and we have included $2.5 million for planned contributions in 2013.

Effect of Inflation

Historically, in certain circumstances, we have been able to pass through price increases in our primary raw materials (steel and resin) to our customers. Although we generally have been able to increase the price of our products to reflect increases in the price of these raw materials, we may not be able to do so in the future. The timing of such increases in the selling price of our products may not coincide with the timing of raw materials price increases, nor may our ability to increase the selling prices of our products allow us to fully compensate for such increased raw materials prices in all cases. However, we believe that inflation in the near term will not have a material adverse impact on us.

Accounting Policies and New Accounting Pronouncements

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which often require the judgment of management in the selection and application of certain accounting principles and methods. See Note 2, “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements.

We believe that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions. We further discuss below what we believe to be our most critical accounting policies.

There are no new accounting pronouncements currently issued or that became effective during 2012 that have had or are expected to have a material impact on the Consolidated Financial Statements.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the most critical accounting policies upon which our financial status depends. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most critical accounting policies, including, as applicable, critical accounting estimates, are as follows:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, our products have been shipped and title and risk of loss have passed to the customer, the sales amount is fixed or determinable and collectability of the amount billed is reasonably assured. We record provisions for discounts, allowances, customer rebates and other adjustments in the same period as the related revenues are recorded. We do not engage in revenue arrangements with multiple deliverables.

Inventories

Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories are recorded net of reserves for excess or obsolete inventory, which are based on the age of inventory and our estimate of the likelihood that the cost of inventory will be recovered based on forecasted demand and probable selling price.

Accrued Rebates

We provide volume rebates on certain products to our customers. We accrue a provision for these rebates, which is recognized as a reduction of net sales, in the period in which revenue is recognized. Accrued rebates may be settled in cash or as a credit against customer accounts receivable.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination. Goodwill is not amortized but may be subsequently written down if impaired. We are required to test goodwill for impairment annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual planning process with such testing based on circumstances existing as of July 1, including our expectations for changes in business conditions.

We have two reporting units that have goodwill: metal packaging and plastic packaging. Fair value estimates are based on discounted future cash flows and market multiples. The goodwill impairment test involves two steps. However, an entity has the option to perform a qualitative assessment to determine whether the two-step impairment testing is necessary. The two-step impairment test is required only if the entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Otherwise, no further impairment testing is required. In the first step of the two-step impairment test, which is used to identify potential impairment, we compare the fair value of each reporting unit with its carrying amount, including goodwill.. Each of our operating segments is considered a reporting unit for goodwill impairment testing. The fair value of each reporting unit is determined based on expected discounted future cash flows and one or more market comparable methods. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step of the goodwill impairment test, the implied fair value of reporting unit goodwill is compared to its carrying amount. If goodwill is considered impaired, we would record an impairment loss equal to the excess of the carrying amount of that goodwill over its implied fair value. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes the new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is not permitted.

Based on our impairment test performed as of July 1, 2012, we determined that there was no impairment of goodwill. Although we determined that there was no impairment as of July 1, 2012, we did fail step one of the impairment test for our plastic packaging reporting unit whereby the fair value of the reporting unit was essentially equal to its carrying value as of July 1, 2012, indicating the risk of a future impairment loss. A key assumption in our fair value estimate for the reporting unit was the weighted average cost of capital utilized for discounting future cash flows. We performed a sensitively analysis on the estimated fair value of our plastic packaging reporting unit and noted that a nominal increase in the weighted-average cost of capital would result in the impairment of a portion of the reporting unit’s goodwill. As of July 1, 2012, goodwill for our plastics packaging reporting unit was $25.9 million.

Based on our impairment test as of July 1, 2011, we determined that the carrying value of our plastic packaging reporting unit exceeded its fair value, and we recognized a goodwill impairment loss of $124.6 million. The decline in the fair value of our plastic packaging reporting unit that resulted in the impairment of goodwill in 2011 was primarily attributable to lower than expected cash flows relative to the discounted cash flow assumptions we made in the MDP Merger. Expected cash flows for the plastic packaging reporting unit were negatively impacted by lower than expected volume, competitive pricing actions and the timing and magnitude of changes in the cost of resin (including the corresponding lag associated with selling price pass through of cost changes to our customers.

Our other intangible assets consist of finite-lived, identifiable intangibles (trade names and customer relationships). Acquired finite-lived, identifiable intangible assets are amortized over the remaining useful life of the assets in proportion to the underlying cash flows that were used in determining the acquired value, which are generally higher at the beginning of the useful life of the asset. Finite-lived, identifiable intangible assets are also tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability when testing finite-lived, identifiable intangible assets is measured by comparing the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If the asset group is considered impaired, the impairment to be recognized would be equal to the amount by which the carrying amount of the asset group exceeded its fair value.

Income Taxes

The provision for or benefit from income taxes is comprised of income taxes that are currently payable or receivable and deferred income taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the expected amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As applicable, we accrue interest and penalties related to unrecognized tax benefits in the provision for or benefit from income taxes. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Business Combinations

Following a business combination, net assets acquired (assets acquired less liabilities assumed) are generally recorded at their acquisition date fair value. The amount of consideration transferred in excess of acquisition date fair value of net assets acquired is recorded as goodwill. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value net assets acquired, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to our valuation of net assets acquired, generally with a corresponding offset to goodwill. Upon the conclusion of the measurement period or our final determination of the fair value of net assets acquired, whichever comes first, any subsequent adjustments would be recorded in our results of operations. Transaction costs directly associated with a business combination are expensed as incurred.

For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we should include these contingencies in the purchase price allocation and, if so, to determine the estimated amounts.

Uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the estimated value of the tax allowance or contingency, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in the statements of operations and could have a material impact on our results of operations and financial position.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw material (primarily steel and plastic resin) and energy (primary electricity and natural gas) used in our manufacturing process.

Environmental Matters

For a discussion of contingencies related to environmental matters, see Item 1, “Business —Environmental, Health and Safety Matters.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Generally, we do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

For a discussion of interest rate risk and its relation to our indebtedness, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” which is incorporated herein by reference.

Our business is exposed to variations in prices of raw materials and energy. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Commodity Risk,” which is incorporated herein by reference.

Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant. We do not believe exchange rate changes related to fluctuations in the value of these foreign currencies in relation to the U.S. dollar expose us to a significant market risk. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency Exchange Rate Risk,” which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of BWAY Intermediate’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2012. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting. We believe that the material weaknesses described below are attributable to factors caused by the substantial changes in our business recently, including the integration of our recent acquisitions, the implementation of an ERP system, and certain decentralized functions within the organizational structure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation performed, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2012. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness Relating to Journal Entries

We did not maintain effective controls over the period-end financial reporting process as certain key accounting personnel have the ability to prepare and post their own journal entries without an independent review. Specifically, our controls over journal entries, including plant and corporate entries were not designed effectively to provide reasonable assurance that journal entries were appropriately recorded and prepared with sufficient support and documentation or that they were properly reviewed and approved for validity, accuracy and completeness of substantially all the accounts and disclosures.

Material Weakness Relating to Pricing Controls

We did not maintain effective controls over unit pricing in our plastic segment. Specifically, our controls over pricing were not designed effectively to provide reasonable assurance of the accuracy of revenue, as customer service representatives have the ability to change item prices and create invoices without review and approval by an independent authorized person.

While these control deficiencies did not result in any audit adjustments, these control deficiencies could result in misstatements to the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constituted material weaknesses.

Because of the above described material weaknesses in internal control over financial reporting, management concluded that our internal control over financial reporting was not effective as of September 30, 2012 based on the criteria set forth in Internal Control — Integrated Framework issued by the COSO.

Remediation Plan

In order to remediate the material weaknesses described above, we are undertaking the following activities.

•

We are reviewing the overall journal entry process for all locations. In particular, we intend to review for reasonableness historical journal entries of a material amount created and approved by the same person. We also intend to customize our information technology systems to require an independent review of each journal entry prior to posting the journal entry to our internal ledger.

•

Over the last year, we have been preparing to centralize our plastics pricing in one location. Once our plastics pricing has been centralized, we expect that employees who are authorized to change prices in the master file will not be authorized to create invoices and employees who are authorized to create invoices will not be authorized to change prices in the master file.

We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis throughout the remediation process and will take further action as appropriate.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our principal executive and principal financial officers, whether any change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on its evaluation, management has concluded that no such change has occurred during the quarter ended September 30, 2012.

The Company currently utilizes two primary enterprise resource planning (“ERP”) systems. In 2010, it began the process of consolidating the Company onto one of the two ERP systems. The second ERP system will be abandoned following a successful implementation. The process will also involve certain upgrades to the surviving system. The implementation and upgrade of the surviving ERP system will likely affect the processes that constitute the Company’s internal control over financial reporting and will require testing for effectiveness.

During the quarter ended September 30, 2012, the Company completed the ERP conversion and implementation at certain of its manufacturing facilities and will continue to roll-out the surviving ERP system throughout the rest of the Company during the remainder of calendar year 2012. As with the implementation of any new information technology application, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation at those facilities. Management concluded, as part of its evaluation described in the above paragraph, that the implementation of the ERP system at these facilities has not materially affected and is not reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

There were no matters required to be reported under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers of BWAY Intermediate as of December 31, 2012 were as follows:

Name	Age	Position
Eva M. Kalawski	57	Director
Mary Ann Sigler	58	Director
Kenneth M. Roessler	50	President and Chief Executive Officer
Michael B. Clauer	55	Executive Vice President and Chief Financial Officer
Jeffrey M. O’Connell	59	Senior Vice President, Finance

Directors

Eva M. Kalawski was named a director November 5, 2012 concurrent with the Platinum Merger. Ms. Kalawski joined Platinum in 1997 and is currently a partner of the firm and serves as its general counsel and secretary. Ms. Kalawski serves or has served as an officer and/or director of many of Platinum’s portfolio companies. Ms. Kalawski’s expertise and experience managing the legal operations of many portfolio companies has led the Board of Directors to conclude she has the background and skills necessary to serve as a director. Prior to joining Platinum in 1997, Ms. Kalawski was vice president of human resources, general counsel and secretary for Pilot Software, Inc. Ms. Kalawski holds a Juris Doctor from Georgetown University Law Center.

Mary Ann Sigler was named a director November 5, 2012 concurrent with the Platinum Merger. Ms. Sigler joined Platinum in 2004 and is currently responsible for overall accounting, tax, and financial reporting as well as managing strategic planning projects for the firm. Prior to joining Platinum, Ms. Sigler was with Ernst & Young LLP for 25 years, most recently as senior partner. Ms. Sigler’s experience in accounting and strategic planning matters has led the Board of Directors to conclude that she has the requisite qualifications to serve as a director. Ms. Sigler holds a Master’s in Business Taxation from the University of Southern California.

Executive Officers

Kenneth M. Roessler was named president and chief executive officer of BWAY Intermediate following the acquisition of BWAY Holding in June 2010 by MDP. Immediately prior to the Platinum Merger, Mr. Roessler served as a director of BWAY Intermediate from June 2010 and as director of BWAY Holding from December 2008; Mr. Roessler resigned as a director of BWAY Intermediate and BWAY Holding concurrent with the Platinum Merger. Mr. Roessler has served as president and chief executive officer of the company or a predecessor entity since

January 2007 and as president and chief operating officer from March 2006 to January 2007. Mr. Roessler joined the company in March 2000 as executive vice president of sales and marketing. Prior to joining the company, Mr. Roessler served in various senior management positions with Southcorp Packaging USA and with Berwind Corporation.

Michael B. Clauer was named executive vice president and chief financial officer of BWAY Intermediate following the acquisition of BWAY Holding in June 2010 by MDP and hired in January 2009 to serve as executive vice president and chief financial officer of BWAY Holding. Immediately prior to joining the company, Mr. Clauer provided consulting and business advisory services to a number of manufacturing and consumer products companies. Mr. Clauer served in various senior management positions with Apogee Enterprises, Inc. from 2000 to 2006, including as chief financial officer, executive vice president responsible for operations, and president of various business units. Prior to his tenure with Apogee, Mr. Clauer served as chief financial officer of Open Port Technology, Inc., and Budget Group Inc. (Budget Rent A Car and Ryder Truck Rentals). Mr. Clauer also served in various financial positions with PepsiCo, Inc.

Jeffrey M. O’Connell was named senior vice president, finance in December 2012 following the Platinum Merger. Prior to the merger, Mr. O’Connell served as vice president, treasurer and secretary of BWAY Intermediate following the acquisition of BWAY Holding in June 2010 by MDP, and of BWAY Holding since May 1997. Mr. O’Connell joined the company as assistant treasurer in June 1995. Prior to joining the company, Mr. O’Connell served as vice president of finance of Macmillan Bloedel Packaging Inc. and as vice president of administration of Mead Coated Board Division of The Mead Corporation.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that contains the ethical principles and standards expected of all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available through the “Investors” link on our corporate website at www.bwaycorp.com. Our website is not incorporated herein by reference. To obtain a written copy of our Code of Business Conduct and Ethics, see Part I, Item 1, “Business—Available Information.”

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of our Code of Business Conduct and Ethics by posting such information on our corporate website through the “Investors” link at www.bwaycorp.com.

Audit Committee

Each member of the board serves on the audit committee. The board has determined that Ms. Sigler qualifies as an “audit committee financial expert” pursuant to Item 407(d)(5) of Regulation S-K based on her relevant business experience, which is summarized in her biographical information under “Directors” above.

Item 11. Executive Compensation

Compensation Discussion and Analysis

In fiscal 2012, the fundamental objectives of our executive compensation programs were designed to ensure that the elements of executive compensation advanced the long-term interests of MDP and to ensure that we are able to attract and retain executive management talent.

Named Executive Officers

The information presented in this compensation discussion and analysis describes the material elements of compensation for the following individuals, collectively referred to as the “named executive officers,” that served during the fiscal year ended September 30, 2012:

•	Kenneth M. Roessler, President and Chief Executive Officer;

•	Michael B. Clauer, Executive Vice President and Chief Financial Officer;

•	Kevin W. McNair, Executive Vice President, Operations

•	Michael A. Noel, Executive Vice President, Sales and Marketing;

•	Jeffrey M. O’Connell, Vice-President, Treasurer and Secretary; and

•	Kevin C. Kern, Senior Vice-President and Chief Administrative Officer.

With the exception of Mr. Kern, each of the named executive officers held the positions indicated throughout 2012. The employment of Mr. Kern was terminated in October 2011. Each officer resigned their position concurrent with the Platinum Merger in November 2012. Thereafter, the new board of directors reappointed Mr. Roessler as president and chief executive officer and Mr. Clauer as executive vice president and chief financial officer and appointed Mr. O’Connell as senior vice president, finance.

Biographies of Named Executive Officers

The biographies for Messrs. Roessler, Clauer and O’Connell are provided under Item 10.

Kevin W. McNair joined the company in August 2011 as executive vice president, operations of BWAY Corporation, the company’s operating subsidiary. Prior to joining the company, Mr. McNair was employed by Rexam PLC as director, global operations—healthcare, from 2009, and as director, global operations from 2007 to 2009. Prior to 2007, Mr. McNair was employed by Owens-Illinois, Inc., most recently as vice president, global manufacturing operations—closures. Rexam PLC, a London, England, based global consumer packaging company, acquired the plastic packaging unit of Owens-Illinois, Inc. in 2007.

Michael A. Noel was appointed as executive vice president, sales and marketing of BWAY Corporation, the company’s operating subsidiary, in January 2011. Mr. Noel was hired by the company in January 2010 as vice president, sales of BWAY Corporation. Prior to joining the company, Mr. Noel spent 12 years in Avery Dennison’s Fasson Roll Materials Worldwide business, most recently as director of sales for North America beginning in 2005. From 2003 to 2005 he led Avery’s Canadian operations and all manufacturing serving as a director.

Determination of Compensation

The board of directors, or board, determines the compensation for our executive officers. In fiscal 2012, compensation was determined by the board through a compensation committee. Following the Platinum Merger in November 2012, compensation is determined by the entire board. The board considers, adopts, reviews and revises executive officer compensation plans, programs and guidelines. The board reviews and determines all components of each executive officer’s compensation.

Mr. Roessler provides the board with his compensation recommendations for senior management, including the other named executive officers. Mr. Roessler’s recommendations are based on his assessment of the officers’ individual performance, duties and responsibilities.

The board reviews the recommendations and discusses them with management. The board’s review is comprehensive and includes consideration of many factors, including: (i) the alignment of the proposed compensation with our compensation objectives; (ii) the overall value of the compensation package; and (iii) the comparability of supplemental compensation, benefits, perquisites and protections commonly extended to executive officers of other comparably sized companies.

The board did not retain an independent compensation consultant to assist in the development of compensation data in 2012, although it has done so in the past.

A compensation consultant generally provides data, as it has in prior years, using proprietary information that includes comparative market compensation based on comparable positions of responsibility using competitive pay levels. Competitive pay levels would be determined through regression analysis, a statistical technique that considers the relationship between total revenue and compensation. The analysis would provide management and the board with competitive data at various percentile ranks within the distribution of compensation. The board would use the percentile ranks as a guide. The company does not have a specific policy to maintain executive compensation at or within certain percentiles. Generally, the focus of the compensation consultant’s analysis is based on a job position and does not consider individual incumbent factors, such as performance, years of experience, skill set or perceived value of the position to the company. The board using its judgment evaluates each of these additional factors.

Components of Compensation for 2012

We maintain a variety of compensation and benefit programs in which our named executive officers and other selected employees participate. These programs include a short-term annual incentive plan (“AIP”); long-term incentive plans (“LTIPs”); and retirement savings plans.

Elements of Compensation

We approach our compensation objectives through the following elements:

Element	Form of Compensation	Objective	Performance Metric
Base Salary	Cash	Provide competitive, fixed compensation to attract and retain exceptional executive talent	Not tied to company performance

Short-Term Incentive	Cash	Provide the opportunity to earn competitive compensation directly linked to annual financial performance	Consolidated Adjusted EBITDA Consolidated Free Cash Flow Sales Growth and Margin

Long-Term Incentive	Time Vesting and Performance Vesting Stock Options	Create a strong financial incentive for achieving or exceeding long-term performance goals and encourage a significant equity stake in our company	Achieved Rate of Return for Equity Investors Upon an Exit Event

Health, Retirement and Other Benefits	Eligibility to participate in benefit plans generally available to our employees, including retirement, health, life insurance, disability and paid vacation plans	Provide competitive broad-based employee benefits	Not tied to company performance

Executive Benefits and Perquisites	Termination and change-in-control benefits for certain executives, reimbursement for out-of-pocket expenses under our basic salaried health insurance program (including deductibles and co-payments), automobile allowances, country/health club dues and, for our chief executive officer, supplemental retirement benefits	Provide competitive benefits to promote the health, well-being and financial security of our executive officers	Not tied to company performance

Analysis of Compensation Elements

The following summary should be read in conjunction with the tables and narrative disclosure contained in the section “Executive Compensation Tables.”

Base Salary

When determining base salary for executive officers, the board takes into account the following factors: (i) role and level of responsibility within the company; (ii) internal equity and pay relative to the market; and (iii) individual performance compared with individual objectives. The change in compensation for the named executive officers is comparable to general wage changes for other salaried employees.

In 2012, the board increased the named executive officers’ base salaries as shown in the table below.

Named Executive Officer	2012 (a)	2011 (a)	Change
Mr. Roessler	$675,258	$658,788	2.5%
Mr. Clauer	432,858	422,300	2.5
Mr. McNair	333,121	324,996	2.5
Mr. Noel	307,500	300,000	2.5
Mr. O’Connell	245,214	239,233	2.5
Mr. Kern (b)	n/a	360,706	n/a

(a)	Base salary for 2012 and 2011 was effective April 1, 2012 and April 1, 2011, respectively.
(b)	The employment of Mr. Kern was terminated in October 2011.

Annual Incentive Plan

AIP awards are based on a percentage of base salary and are targeted at 1.5 times the base percentage (“Target Bonus”). The base percentage was determined based on: (i) each named executive officer’s position of responsibility; (ii) the proportion of total short-term compensation paid as base salary; and (iii) relativity to the roles of the other named executive officers. The base percentage for each named executive officer remained unchanged from fiscal 2011.

The following chart shows the fiscal 2012 base percentage and target bonus opportunity for each named executive officer:

Named Executive Officer	Base Bonus Percentage (a)	2012 (b)	2011 (b)	Change
Mr. Roessler	70%	$700,400	$683,300	2.5%
Mr. Clauer	50	320,700	312,900	2.5
Mr. McNair	50	246,800	n/a	n/a
Mr. Noel	35	159,500	150,900	5.7
Mr. O’Connell	40	145,300	141,789	2.5
Mr. Kern (c)	50	n/a	270,500	n/a

(a)	Target bonus percentage is set at 150% of base bonus percentage. For example, the target bonus percentage for Mr. Roessler is 105% (70% x 1.5).
(b)	The target amounts are based on wages earned during the fiscal year, which will differ from the base salary amounts shown under “Base Salary” above. The difference is due to the timing of when annual wage increases are effective. For example, wages used to determine the 2012 target amount would be the average of the 2012 base wage (which was effective for the period April 1, 2012 to September 30, 2012) and the 2011 base wage (which was determined in 2011 and covered the 2012 period from October 1, 2011 to March 31, 2012).
(c)	The employment of Mr. Kern was terminated in October 2011.

The AIP enables management, including the named executive officers, an opportunity to earn a cash award determined on the basis of a target percentage of the participant’s base salary and the company’s achievement against corporate goals, which are primarily based on adjusted EBITDA and free cash flow.

The board sets AIP performance metrics to focus the executives on creating long-term value for MDP and management stockholders by increasing adjusted EBITDA and reducing debt through the use of free cash flow. In our industry, adjusted EBITDA is generally applied to a market multiplier to determine a value for the enterprise. Upon an exit event, the enterprise value is used first to repay any debt and the remainder is distributed to stockholders. As such, AIP performance metrics approved by the board for fiscal 2012 were based 75% on adjusted EBITDA and 25% on adjusted free cash flow.

Awards for each participant may range from a threshold of 50% of the base award through a maximum of 250% of the base award, depending on the achievement of established goals.

The board approves specific performance goals, which are expected to be challenging, but achievable with significant effort. Performance goals are determined after the effect of AIP related compensation expense.

The following chart shows the consolidated adjusted EBITDA and consolidated free cash flow financial goals and actual results for 2012.

($ in millions) Financial Goal	Requirement for Threshold Payment	Requirement for Target Payment	Requirement for Maximum Payment	2012 Actual
Consolidated Adjusted EBITDA (a)	$147.0	$151.0	$155.0	$167.4 Million
Consolidated Free Cash Flow (a)	$55.3	$59.3	$63.3	$72.6 Million

(a)	EBITDA means earnings before interest, income taxes and depreciation and amortization expense on a consolidated basis. Free cash flow is cash flows provided by operating activities less capital expenditures. For purposes of determining annual incentive awards, EBITDA and free cash flow are adjusted for certain items as determined by the board. The board believes that adjusted EBITDA represents a financial measure that closely approximates the value delivered by management to the company’s equity owners and is a key measure of performance frequently used by the company’s debt holders. The board believes that adjusted free cash flow represents a financial measure that closely approximates the ability of the company to repay its long-term debt.

EBITDA and free cash flow are non-GAAP financial measures. We have reconciled these non-GAAP financial measures to GAAP measures below.

($ in millions)	2012 Actual
Adjusted EBITDA
Net income	$8.1
Interest expense	69.1
Provision for income taxes	5.4
Depreciation and amortization expense	88.4

EBITDA	171.0
Restructuring expense	1.4
Business acquisition costs	0.3
Stock-based compensation expense	1.4
Gain on sale of equipment related to bottle business	(9.3)
Certain other expenses	2.6

Adjusted EBITDA	$167.4

($ in millions)	2012 Actual
Free Cash Flow
Net cash provided by operating activities	$108.2
Less: capital expenditures	(35.6)

Free Cash Flow	$72.6

As shown above, actual 2012 results exceeded the maximum required threshold measures. As such, the board approved the maximum 2012 AIP payments for the eligible named executive officers.

The following illustration shows the annual incentive cash payment formula.

Base	X	Performance	X	Fiscal Year	=	Annual
Bonus		Based		Base		Incentive
Percentage		Multiplier		Salary		Award

The following illustration shows the formula for the performance based multiplier for each of the named executive officers except for Mr. Noel. As executive vice president, sales and marketing, Mr. Noel has performance based multipliers equally weighted between adjusted EBITDA, sales growth and sales margin.

Long-Term Incentive

In 2012, share-based awards were issued pursuant to the company’s 2010 Equity Incentive Plan, which was approved by the board following the MDP Merger. With the exception of Mr. McNair, who was subsequently hired, each of the named executive officers received an initial stock option grant upon adoption of the plan. Mr. McNair was hired in August 2011, and his compensation package included an option grant conditioned on the approval of the board. The board approved the grant in October 2011. There have been no other long-term incentive plan awards to the named executive officers. The equity incentive plan is intended to expand the value of the enterprise by providing certain members of management the ability to participate in the long-term growth and financial success of the company through share ownership.

In November 2012, concurrent with the Platinum Merger, all outstanding options under the equity incentive plan were immediately vested and settled and the incentive plan was canceled.

Prerequisites and Other Benefits

In addition to certain employee benefits and perquisites offered to all employees the named executive officers were entitled to certain other perquisites and benefits including an automobile allowance, reimbursement for expenses not covered under our health insurance plans, termination and change-in-control benefits and club dues. These executive benefits and perquisites were provided to compete for executive talent and to promote the health, well-being and financial security of the executive. The costs associated with providing these benefits for each named executive officer are reflected in the “All Other Compensation” column of the Summary Compensation Table below and descriptions of the benefits are provided in the footnotes to the table.

Retirement and Savings Plans

Our retirement savings plans are intended to meet the requirements of Section 401(k) of the Code. Each of the named executive officers is eligible to participate in the company’s retirement savings plan, which offers a 100% match of the first 4% of employee contributions, subject to an annual maximum. Company contributions to these retirement savings plan vest immediately. Although it is our intention to continue the retirement savings plan, including the employer matching contributions, the Board may terminate the plan or discontinue the matching contributions at its sole discretion.

The plan is not designed to provide sufficient retirement income to our named executive officers. The potential retirement income gap may be filled by other reward elements, including long-term incentives and supplemental executive retirement plans.

Supplemental Executive Retirement Plan. Mr. Roessler participates in a supplemental executive retirement plan. Benefits payable under the plan are pursuant to Mr. Roessler’s employment agreement below, which is discussed below.

Equity Award Grant Practices

The board approves all equity-based incentive awards, including awards to the named executive officers and directors.

Equity awards are discretionary and are generally intended for new hires, promotions, special recognition or retention purposes. There have been no additional grants to the named executive officers. The grant date of an award is the date the equity award is approved and we and the award recipient reach a mutual understanding of the key terms and conditions of the award. The board does not coordinate or time the release of material non-public information around grant dates that could affect the value of the compensation, although, as a private company, the common stock of BWAY Parent is not quoted on an exchange. Because the company’s common stock is not traded, the board, in its sole discretion, determines the fair value of the common stock for any applicable option award and sets the exercise price for such option equal to the fair value so determined. The named executive officers do not select grant dates or determine fair value of the common stock.

Accounting Treatment

We account for share-based compensation awards based on their grant date fair value, as determined using applicable accounting guidance. Compensation expense for time vesting awards is recognized on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). For performance based awards, however, the compensation expense is determined based on our estimate of the number of shares that will ultimately vest. The determination of share-based compensation expense is discussed in Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in Item 8 of this report.

COMPENSATION COMMITTEE REPORT

We do not currently have a designated compensation committee. Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis. Based on this review and these discussions, our Board of Directors determined that the Compensation Discussion and Analysis should be included in this Form 10-K.

BOARD OF DIRECTORS

Eva M. Kalawski

Mary Ann Sigler

Executive Compensation Tables

Summary compensation table

The following table summarizes compensation earned of the named executive officers for each of the last three completed fiscal years through September 30, 2012.

Name and Principal Position	Fiscal Year	Base Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(5)		Total ($)
Mr. Roessler	2012	667,023	—	—	—		1,167,290	220,903	73,995	(10)	2,129,211
President	2011	650,754	—	—	334,956	(4)	—	(35,117)	52,775		1,038,485
Chief Executive Officer	2010	634,920	—	—	2,364,808	(9)	999,999	668,127	32,613		4,700,467

Mr. Clauer	2012	427,579	—	—	—		534,474	—	54,210		1,016,263
Executive Vice-President	2011	417,150	—	—	74,435	(4)	—	—	46,890		538,475
Chief Financial Officer	2010	407,000	75,000	—	525,512	(9)	457,875	—	42,270		1,507,657

Mr. McNair (6)	2012	329,058	—	—	593,186	(10)	411,323	—	198,308	(11)	1,531,875
Executive Vice-President,	2011	30,833	—	—	—		—	—	—		30,833
Operations

Mr. Noel (7)	2012	303,750	—	—	—		265,781	—	22,443		591,974
Executive Vice-President,	2011	287,500	120,000	—	42,534	(4)	—	—	20,907		470,491
Sales and Marketing

Mr. O’Connell	2012	242,223	—	—	—		242,223	—	29,845		514,291
Vice-President	2011	236,316	—	—	29,242	(4)	—	—	17,035		282,593
Treasurer and Secretary	2010	230,566	50,000	—	206,450	(9)	207,509	—	28,216		722,741

Mr. Kern (8)	2012	58,037	—	—	—		—	—	871,080	(12)	929,117
Senior Vice-President	2011	360,706	—	—	29,242	(4)	—	—	55,656		445,604
Chief Administrative Officer	2010	356,329	—	—	206,450	(9)	400,870	—	50,939		1,014,588

(1)	The amounts in this column represent the aggregate grant date fair value of option awards during the fiscal year as computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. We determined grant date fair value using an option-pricing model using certain assumptions for each grant, which are set forth in footnotes as indicated. For a discussion of how grant date fair value is calculated using these assumptions, see Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” The grant date fair value may not be equivalent to the actual value realized by the named executive officer.
(2)	The amounts in this column reflect short-term incentive awards made under our AIP. The amounts shown by fiscal year are the awards earned and expensed in those years. The amounts, if any, were paid in the first quarter of the following fiscal year.
(3)	The amounts shown for Mr. Roessler represent amounts accrued in the indicated fiscal year under a supplemental executive retirement plan. For each of the years indicated, no benefits were paid or payable under the plan.
(4)	There were no option grants in 2011. However, the board approved the modification of the strike price for outstanding stock options from $10.00 per share to $5.29 per share effective January 26, 2011. For the named executive officers, the affected stock options were originally granted on June 25, 2010. The amount shown represents the incremental fair value as of the modification date. Incremental fair value was determined using the following assumptions: 0% dividend yield, 57.7% expected volatility, 2.6% risk-free interest rate and a remaining expected term of 5.9 years. See footnote 9 below for information on the June 25, 2010 grant.

(5)	The amounts shown include, as applicable, employer matching contributions under our Retirement Savings Plan, reimbursement of out-of-pocket healthcare expenses, automobile allowances and club dues. Although they may participate in our Retirement Savings Plan when hired, employees are not eligible for employer matching contributions until their first anniversary.

Out-of-pocket healthcare expenses reimbursed to the named executive officer are expenses not covered under our basic health insurance plan and include, among other things, co-payments, deductibles and procedures not covered under the basic plan. The amounts are initially paid by the executive and submitted by him for reimbursement by the company. Any amount included in other compensation is the amount submitted during the fiscal year and does not reflect any amounts incurred but not submitted for reimbursement during the fiscal year.

(6)	Mr. McNair was hired in August 2011.
(7)	Mr. Noel was hired in January 2010 and became a named executive officer in January 2011.
(8)	The employment of Mr. Kern was terminated in October 2011.
(9)	The amount shown relates to an option grant on June 25, 2010. We determined the grant date fair value for this grant using the following assumptions: 0% dividend yield, 57.7% expected volatility, 2.5% risk-free interest rate and an expected term of 6.5 years.
(10)	The amount shown relates to an option grant on October 26, 2011. We determined the grant date fair value for this grant using the following assumptions: 0% dividend yield, 57.7% expected volatility, 1.5% risk-free interest rate and an expected term of 6.5 years.
(11)	The amount includes moving and relocation related benefits of $182,350, which has been grossed up for income taxes.
(12)	The amount represents severance including 18 months of salary ($541,100) and target bonus for one year ($270,500).

Grant of Plan-Based Awards

The table below summarizes grants of incentive plan awards to each of our named executive officers during fiscal 2012:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)(3)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)(5)	Maximum (#)	Units (#)	(#) (2)(6)	Awards ($/sh)	Awards ($)
Mr. Roessler	01/26/12	(4)	58,365	700,374	1,167,290	—	—	—	—	—	—	—

Mr. Clauer	01/26/12	(4)	26,724	320,684	534,474	—	—	—	—	—	—	—

Mr. McNair	10/26/11		—	—	—	—	—	—	—	80,000	5.29	237,275	(7)
	10/26/11		—	—	—	40,000	120,000	120,000	—	—	5.29	355,912	(7)
	01/26/12	(4)	20,566	246,794	411,323	—	—	—	—	—	—	—

Mr. Noel	01/26/12	(4)	17,719	159,469	265,781	—	—	—	—	—	—	—

Mr. O’Connell	01/26/12	(4)	12,111	145,334	242,223	—	—	—	—	—	—	—

Mr. Kern	01/26/12	(4)	—	—	—	—	—	—	—	—	—	—

(1)	For each, the maximum award was earned for 2012 pursuant these awards under the AIP Plan, as reflected in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table contained in the section “Executive Compensation Tables.”
(2)	The Equity Incentive Plan is described under “Summary of Compensation and Benefit Programs” above. With the exception of Mr. McNair, who received a stock option award as part of his initial compensation package, there were no equity awards to the named executive officers in 2012.
(3)	These equity incentive plan awards are performance based awards that vest upon a sale of BWAY Parent based upon certain internal rates of return to MDP upon such sale if the option holder has been continuously employed by BWAY Parent or one of its subsidiaries through such sale. The threshold internal rate of return is 15%, at which one-third of the options would vest. For each incremental increase of 1% in MDP’s internal rate of return above the thresholds designated in the Equity Incentive Plan, an additional 6.667% of these equity incentive plan awards will vest by their terms. At an internal rate of return of 25%, 100% of the options would vest.
(4)	The board approved the metrics and performance targets for the AIP on January 26, 2012. Management made a presentation to the committee on October 26, 2011 which included specific recommendations with regard to the structure of the plan including recommendations on plan variables and target amounts. After discussion to the satisfaction of the board, it deferred approval pending finalization of actual 2011 results.

(5)	BWAY Parent does not set a target level for equity incentive plan awards. It is expected that the entire award will vest; therefore, the target amount shown is equal to the actual number of options awarded.
(6)	These awards are service based awards that vest in five equal tranches on each of the first five anniversary dates of the award grant.
(7)	The amount shown represents the grant date fair value, which was determined for this grant using the following assumptions: 0% dividend yield, 57.7% expected volatility, 1.5% risk-free interest rate and an expected term of 6.5 years.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Option (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units or Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(#)
Mr. Roessler	164,502	863,639	—	5.29	06/25/2020	—	—	—	—
Mr. Clauer	36,556	191,920	—	5.29	06/25/2020	—	—	—	—
Mr. McNair	—	200,000	—	5.29	10/26/2021	—	—	—	—
Mr. Noel	20,889	109,669	—	5.29	06/25/2020	—	—	—	—
Mr. O’Connell	14,361	75,397	—	5.29	06/25/2020	—	—	—	—

(1)	Outstanding option awards consist 40% of service based awards that vest equally on the first five anniversary dates and 60% of performance based awards that vest only upon an exit event and the achievement of certain internal rate of return targets by MDP in a sale of BWAY Parent. The exit event occurred and the applicable rate of return was achieved so that 100% of the performance options vested as a result of the Platinum Merger in November 2012.

Options Exercised and Stock Vested

In 2012, none of the named executive officers exercised option awards. None of the named executive officers has stock awards. Subsequent to year-end, all outstanding stock options were settled in cash in November 2012 as a result of the Platinum Merger.

Pension Benefits

The table below provides a summary of the pension benefits for our named executive officers as of September 30, 2012:

Name	Plan Name	Years of Credited Service (#)	Present Value of Accumulated Benefit(1)	Payments During Fiscal 2012
Mr. Roessler	Supplemental Executive Retirement Plan	12.6	$902,541	n/a

(1)	For a description of the plan, including a discussion of the assumptions used to determine the valuation for financial reporting purposes under generally accepted accounting principles, see Note 15, “Employee Benefit Obligations,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Non-qualified Deferred Compensation

We do not have any non-qualified deferred compensation plans.

Potential Payments upon Termination or Change-in-Control

We have change-in-control agreements and employment agreements with certain of our named executive officers (see “Management Employment Agreements” and “Change in Control Agreements” below). As such, potential payments that could be received by our named executive officers upon termination of employment or a change-in-control would be in connection with these agreements and equity-based incentive awards granted under the Equity Incentive Plan. The amounts reported for outstanding stock options as of September 30, 2012 represent the amounts payable upon a change in control as if the change in control occurred on September 30, 2012.

The following table summarizes potential payments of upon termination or change-in-control for each named executive officer under various scenarios:

Name	Element	For Cause(1) ($)	Not For Cause (2) ($)		Following Change- in-Control ($)		Death or Disability ($)
Mr. Roessler (4)	Salary	—	2,059,536		2,059,536		2,059,536	(6)
	Bonus	—	—		—		—	(6)
	Benefits	—	55,000		109,000		55,000	(6)
	Stock Options	—	3,096,132	(3)	7,740,339	(5)	1,238,450	(7)

	Totals	—	5,210,668		9,908,875		3,352,986

Mr. Clauer	Salary	—	432,858		—		—
	Bonus	—	324,643		—		—
	Benefits	—	33,000		—		—
	Stock Options	—	688,028	(3)	1,720,077	(5)	275,211	(7)

	Totals	—	1,478,529		1,720,077		275,211

Mr. McNair	Stock Options	—	602,278	(3)	1,505,696	(5)	—	(7)

Mr. Noel	Salary	—	307,500		—		—
	Stock Options	—	393,160	(3)	982,903	(5)	157,262	(7)

	Totals	—	700,660		982,903		157,262

Mr. O’Connell	Salary	—	—		245,214		—
	Bonus	—	—		147,128		—
	Benefits	—	—		85,000		—
	Stock Options	—	270,295	(3)	675,741	(5)	108,116	(7)

	Totals	—	270,295		1,153,083		108,116

(1)	Unless otherwise provided in the applicable award agreement, all stock options are immediately and irrevocably forfeited upon termination for cause. In addition, no amounts would become payable under the applicable change in control or employment agreement upon termination for cause.
(2)	See “Management Employment Agreements” below for a description of the amounts payable pursuant to the applicable agreement if the named executive officer is terminated without cause or, as applicable, by the officer with good reason.
(3)	If a termination occurs other than for cause or with good reason after the first anniversary of the grant date but prior to the fourth anniversary of the grant date, the option holder’s time vested stock options shall be deemed vested as though such termination occurred one year after the termination date. If such voluntary termination or termination other than for cause occurs after the fourth anniversary of the grant date, the option holder’s time vested stock options shall be deemed vested as though such termination occurred on the fifth anniversary of the grant date. If a “sale of the company” (as defined in the Equity Incentive Plan) occurs within 12 months of any such termination, BWAY Parent will, upon consummation of such sale, make payment to the related option holder in an amount equal to what such option holder would have received in respect to the vested portion of his performance stock options.

Subject to the foregoing, all unvested stock options are immediately and irrevocably forfeited as of the date of termination. Unless otherwise determined by the board at the time of the grant, we may (at our sole option), repurchase all or any portion of the stock options that had vested as of the date of termination for a cash payment equal to the excess, if any, of (i) the fair market value of BWAY Parent’s common stock (or the portion thereof so purchased) over (ii) the aggregate exercise price, and on such other terms and conditions as the board established on the grant date. Subject to our repurchase right, the option holder may exercise any stock options that had vested as of the termination date at any time prior to the earlier of (A) the 90th day following the termination date and (B) the expiration of the term of the stock options.

BWAY Parent common stock is not publically traded. We have assumed a stock price of $12.82 for purposes of calculating benefits. The assumed stock price is consistent with the per share merger consideration paid for BWAY Parents’ common stock in the November 2012 Platinum Merger.
(4)	If Mr. Roessler retires after completing 14 years of service with BWAY, he shall be entitled to a monthly supplemental retirement benefit equal to 1/12th of his base salary in effect as of the date of his retirement, multiplied by a percentage based on his number of years of service as of the date of his retirement (ranging from 20% for 14 years of service to 35% for 29 years of service). Payments shall commence on the later of (i) the date on which Mr. Roessler turns 65 and (ii) the date of his retirement and shall continue through his death. If he is survived by his spouse, she shall be entitled to 50% of the monthly retirement payment Mr. Roessler was receiving at the time of his death until the time of her death.
(5)	Upon the occurrence of a change in control that does not include an initial public offering, the unvested portion of any stock option outstanding at the time of the change in control that is subject to time vesting shall automatically vest and stock options subject to performance vesting shall vest in accordance with the percentages set forth in the Equity Incentive Plan, based on the internal rate of return realized by MDP in connection with such change in control.

BWAY Parent common stock is not publically traded. We have assumed a stock price of $12.82 and 100% vesting of the performance options for purposes of calculating benefits. The assumed stock price and internal rate of return metric are consistent with the per share merger consideration paid for BWAY Parents’ common stock and realized internal rate of return in the November 2012 Platinum Merger.

(6)	See “—Management Employment Agreements” for a description of the amounts payable to Mr. Roessler if he is terminated as a result of his disability after the expiration of the “Disability Period” (as defined in his Management Employment Agreement) and the amounts which may be payable to his surviving spouse after his death.
(7)	Upon death or disability, we may (at our sole option) repurchase all or any portion of the stock options then vested for a cash payment equal to the excess, if any, of (i) the fair market value of BWAY Parent’s common stock (or the portion thereof so purchased) over (ii) the aggregate exercise price, and on such other terms and conditions as the board established on the grant date. Subject to the foregoing, vested stock options may generally be exercised for a period of one year following death or disability. All unvested stock options are immediately and irrevocably forfeited as of the date of death or disability.

BWAY Parent common stock is not publically traded. We have assumed a stock price of $12.82 for purposes of calculating benefits. The assumed stock price is consistent with the per share merger consideration paid for BWAY Parents’ common stock in the November 2012 Platinum Merger.

Upon retirement, we may (at our sole option), repurchase all or any portion of stock options then vested for a cash payment equal to the excess, if any, of (i) the fair market value of BWAY Parent’s common stock (or the portion thereof so purchased) over (ii) the aggregate exercise price, and on such other terms and conditions as the board established on the grant date. Subject to our repurchase right, the option holder may exercise any vested stock option at any time prior to the earlier of (A) the 90th day following the retirement date and (B) the expiration of the term of the stock options. All unvested stock options and stock awards are immediately and irrevocably forfeited as of the date of qualified retirement.

Management Employment Agreements

Mr. Roessler. BWAY Corporation entered into an employment agreement with Mr. Roessler in February 2009. Mr. Roessler’s base salary was initially set and is subject to increases at the discretion of the BWAY Corporation board of directors. In addition, Mr. Roessler is eligible to receive an annual bonus based upon specific performance objectives. In addition to base salary and annual bonus, Mr. Roessler is eligible to receive options and other awards available for grant under the Company’s stock incentive plan and is entitled to participate in all of BWAY Corporation’s other employee benefit programs in which executive officers are generally eligible.

Mr. Roessler will be entitled to certain supplemental retirement benefits if he retires after 14 years of employment with BWAY Corporation. If Mr. Roessler’s employment is terminated by BWAY Corporation without cause, by Mr. Roessler for good reason or by either Mr. Roessler or BWAY Corporation upon expiration of the disability period, subject to certain limitations, Mr. Roessler will be entitled to a lump sum cash payment equal to 3.05 times his base salary and continuation of certain employee benefits and insurance until the second anniversary of the date of such termination. If such termination occurs within 30 days before or two years after a change in Control (which includes the MDP Merger), the benefits will include (a) the continuation of certain perquisites until the later of six months following the date of such termination or the end of the calendar year in which such termination occurs; (b) a lump sum payment of premiums for individual life insurance on substantially similar terms as the coverage as of the date of termination for 1.5 years, (c) full vesting of all benefits to which Mr. Roessler is entitled under each nonqualified retirement plan and nonqualified deferred compensation plan maintained by BWAY Corporation in which Mr. Roessler is a participant as of the date of termination (excluding supplemental executive retirement plan benefits and stock options granted to Mr. Roessler); and (d) the payment of reasonable fees and expenses for outplacement services for 12 months following the date of termination.

If Mr. Roessler’s employment is terminated by BWAY Corporation for cause or as a result of Mr. Roessler’s death or voluntary resignation Mr. Roessler (or in the case of his death, his estate) will be entitled to receive his base salary through the date of termination. If Mr. Roessler’s employment is terminated as a result of his death or voluntary resignation after reaching age 65, he will also be entitled to receive a pro rata bonus based on the period of employment during the fiscal year based on BWAY Corporation’s performance for such fiscal year. If Mr. Roessler dies while employed by BWAY Corporation or after his retirement and is eligible to receive the supplemental retirement benefits described in the prior paragraph as of the date of his death and his spouse (as of the execution of his Management Employment Agreement) survives him, she shall be entitled to receive 50% of the monthly retirement payment that Mr. Roessler was receiving (or was eligible to receive) prior to his death for the remainder of her life.

Mr. Roessler will be entitled to receive certain accrued obligations upon any termination of employment, regardless of the reason.

The separation benefits and, if applicable, the change in control benefits shall constitute full satisfaction of BWAY Corporation’s obligations under the agreement; provided that BWAY Corporation’s obligation to provide such benefits shall be conditioned upon (i) the execution and non-revocation by Mr. Roessler of BWAY Corporation’s standard form “separation and release agreement;” and (ii) Mr. Roessler’s compliance with all post-termination obligations contained in the agreement. Mr. Roessler is subject to a confidentiality restriction during his employment and thereafter, and to non-compete and non-solicitation restrictions during his employment and, if Mr. Roessler is entitled to the severance benefits, for 2 years following the date of termination or if Mr. Roessler is not entitled to the severance benefits for 18 months following the date of termination.

For purposes of Mr. Roessler’s employment agreement, “cause,” “change in control” and “good reason” are substantially similar to the terms as described under “Change in Control Agreements” below.

Mr. Clauer. Pursuant to a letter agreement dated January 4, 2010, if we terminate Mr. Clauer without cause, he is entitled to separation benefits consisting of (i) a lump sum payment equal to 12 months of his then current base salary; (ii) a lump sum payment equal to 1.5 times his then current annual target incentive bonus; (iii) reimbursement of COBRA premiums under BWAY Corporation’s medical group health plan for 12 months; and (iv) monthly payments of $1,300 for 12 months.

Mr. Noel. Pursuant to BWAY’s offer of employment to Mr. Noel as outlined in a letter dated December 17, 2009, if he is terminated without cause, he will be entitled to separation benefits consisting of 12 months of his then current base salary.

Change in Control Agreements

Mr. Roessler is entitled to certain change in control benefits per his Management Employment Agreement, as outlined above.

Mr. O’Connell is entitled to certain change in control benefits pursuant to a Change in Control Agreement with him. The agreement expires annually on December 31 subject to automatic one-year renewals unless the company or the executive provides written notice of non-renewal at least 30 days prior to expiration. The agreement will automatically renew on December 31, 2012. The agreement will be void and without effect if Mr. O’Connell is not continuously employed through the date that is 30 days prior to a change in control event.

Mr. O’Connell is entitled to (a) a lump sum payment equal to his annual base salary and target bonus, (b) the continuation of prerequisites until the later of the end of the year in which employment is terminated or 6 months, (c) reimbursement of COBRA premiums under our group health plan and dental plan and individual life insurance coverage on substantially similar terms for 18 months; and (d) outplacement services for a period of 12 months.

If any payments are considered “excess parachute payments” as defined in Section 280G of the Internal Revenue Code, the amount payable under such agreement will be reduced by the minimum amount necessary to reduce the “parachute payments” to 299% of the executive’s “base amount” as defined in Section . In addition, payment of the benefits will be delayed for 6 months following the date employment terminates if such delay is deemed necessary to avoid the imposition of an additional tax under Section 409A of the Internal Revenue Code.

Following termination, Mr. O’Connell would be subject to a customary one-year non-compete and non-solicitation agreement, which, if breached, would require him to repay (or, if unpaid, to forfeit) all payments and benefits, as well as to forfeit any vested or unvested equity awards and return any compensation realized by him upon the vesting of such equity awards that occurred during the period beginning from the earlier of the date he materially violated any restrictive covenant or the date employment was terminated.

For purposes of the Change in Control Agreements, a “change in control” is generally defined to include:

•

the acquisition by any person, other than by us, our subsidiaries, any of our employee benefit plans or their subsidiaries or, collectively, Kelso Investment Associates VI, L.P. and KEP VI, LLC, of 50% or more of the combined voting power of our then outstanding voting securities;

•	a change in the majority of the BWAY board of directors during any 24 month period;

•

a merger or consolidation of BWAY resulting in the persons who were owners of BWAY’s voting securities, immediately prior to such transaction, ceasing to own more than 50% of the combined voting power entitled to vote generally in the election of directors of the surviving company;

•

a liquidation or dissolution of BWAY (other than a liquidation of BWAY into any of its subsidiaries or a liquidation resulting in shareholders that held a majority of BWAY’s voting stock prior to the liquidation holding substantially all of BWAY’s assets); or

•

the sale, transfer or other disposition of 80% or more of BWAY’s assets in a single transaction or a series of related transactions in any consecutive 12-month period to one or more unaffiliated persons.

A change in control will not be deemed to occur if we file for bankruptcy, liquidation or reorganization under the United States Bankruptcy Code. In addition, a change in control will not be deemed to occur upon a public offering pursuant to an effective registration statement filed with the SEC that covers our common stock.

Consummation of the Platinum Merger on November 5, 2012 constitutes a change in control under the change in control agreements.

For purposes of the change in control agreements, “cause” is generally defined to include:

•	refusal or neglect to perform employment-related duties;

•	willful misconduct or breach of fiduciary duty resulting in material harm to us;

•	conviction of or entering a plea of guilty to a crime constituting a felony or will full violation of any other law, rule, or regulation (other than a traffic offense); or

•	material breach of any restrictive covenant with us.

For purposes of the Change in Control Agreements, “disability” is generally defined as a reasonably documented physical or mental illness preventing an executive from performing his duties for us on a full- time basis for more than six months, and within 30 days after we have provided written notice of termination, the executive has not returned to the full time performance of his duties.

“Good reason” is generally defined to include:

•	any action by us that is materially inconsistent with, or results in the material reduction of, the executive’s current title duties or responsibilities;

•	the executive’s current base salary is materially reduced below his salary on the effective date of the agreement.

•	the executive’s benefits are materially reduced, unless a similar reduction is made for other executives;

•	the change in control requires executive to relocate more than 25 miles from the company’s corporate office (as of the effective date of the agreement); or

•	our successor fails to assume the executive’s Change in Control Agreement.

As discussed under “—Management Employment Agreements” above, Mr. Roessler’s employment agreement provides certain change in control benefits.

Overview of Director Compensation

In 2012, we did not pay our directors for their service on the Board. Mr. Roessler served on the Board in 2012, but was only compensated in his capacity as chief executive officer, which is discussed under executive compensation above.

We do not expect to pay any director compensation in 2013.

All of our directors are reimbursed for out-of-pocket expenses incurred in connection with attending board and other committee meetings.

Compensation Committee Interlocks and Insider Participation

In 2012, none of the board members serving on the compensation committee then in place were officers or employees of the Company or its subsidiaries. In addition, no executive officer of the Company has served as a member of the board of directors or compensation committee of another entity, one of whose executive officers served as a member of the board of directors or compensation committee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our issued and outstanding capital stock is held by BWAY Parent, which is an indirect wholly-owned subsidiary of BOE Holding Corporation (“BOE Holding”). All of the voting shares of BOE Holding are beneficially owned by Platinum. We do not have any equity compensation plans under which our securities may be issued.

The following table sets forth certain information regarding the beneficial ownership of BOE Holding as of December 31, 2012. None of our executive officers are considered beneficial owners of BWAY Intermediate.

Beneficial ownership is determined in accordance with the rules and regulations promulgated under the Exchange Act. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them.

Beneficial Owner	Shares beneficially Owned	Percent of Class
Platinum (1)(2)	234,155.8622	100%

Directors and Officers
Directors (1)(2)
Eva M. Kalawski	—	—
Mary Ann Sigler	—	—

Officers (3)
Kenneth M. Roessler	—	—
Michael B. Clauer	—	—
Jeffrey M. O’Connell	—	—
Directors and Officers as a Group (5 persons)	—	—%

(1)	Consists of (i) 139,474.6869 shares of common stock held by Platinum Equity Capital Partners III, L.P.; (ii) 25,244.2872 shares of common stock held by Platinum Equity Capital Partners-A III, L.P.; (iii) 22,375.6182 shares of common stock held by Platinum Equity Capital Partners-B III, L.P.; (iv) 35,353.4768 shares of common stock held by Platinum Equity Capital Partners-C III, L.P.; and (v) 11,707.7931 shares of common stock held by Platinum BOE Principles, LLC. Platinum is the beneficial owner of each of the Platinum entities listed above and Tom Gores is the Chairman and Chief Executive Officer of Platinum. Mr. Gores may be deemed to share voting and investment power with respect to all shares of common stock of BOE Holding held beneficially by Platinum. Mr. Gores disclaims beneficial ownership of all shares of common stock of BOE Holding that are held by each of the Platinum entities listed above with respect to which Mr. Gores does not have a pecuniary interest therein. Eva M. Kalawski and Mary Ann Sigler are directors of BOE Holding and each disclaims beneficial ownership of any shares of common stock of BOE Holding that they may be deemed to beneficially own because of their affiliation with Platinum, except to the extent of any pecuniary interest therein.
(2)	The business address is 360 North Crescent Drive, Beverly Hills, California 90210.
(3)	The business address for the named executive officers is c/o BWAY Parent Company, 8607 Roberts Drive, Suite 250, Atlanta, Georgia 30350.

Item 13 . Certain Relationships and Related Transactions, and Director Independence

Madison Dearborn Services Agreement

Prior to November 5, 2012, the majority of BWAY Parent common stock was held by affiliates of MDP, and we were party to a management services agreement (the “Management Services Agreement” with Madison Dearborn Partners V-B, L.P. and Madison Dearborn Partners VI-B, L.P. (collectively, the “MDP Management Services Affiliates”) pursuant to which the MDP Management Services Affiliates would provide BWAY Parent and its subsidiaries with certain management and consulting services and financial and other advisory services. Pursuant to such agreement, the MDP Management Services Affiliates were entitled to receive a transaction fee in connection with the consummation of certain corporate transactions as well as reimbursement for out-of-pocket expenses. The agreement contained customary indemnification provisions in favor of the MDP Management Services Affiliates. There were no transaction fees paid pursuant to the agreement in 2012.

Management Equity Arrangements

Prior to November 5, 2012, certain members of management participated in an equity incentive plan, which was adopted in June 2010 and provided for the awarding of options or other equity securities exercisable for, convertible into or otherwise exchangeable for shares of BWAY Parent Common Stock, subject to the terms and conditions therein. The plan provided for 3,263,940 shares of BWAY Parent Common Stock to be available for grant under such plan. A portion of each option granted pursuant to such plan is subject to time vesting and another portion vests in relation to performance measures as set forth in the equity incentive plan. All unvested awards granted pursuant to such plan which are time vesting vest and become exercisable upon a sale of BWAY Parent to an independent third party so long as the employee holding such units continues to be an employee of the Company or an affiliate at the closing of the sale, subject to any additional conditions to acceleration contained in an individual holder’s award agreement.

Related Party Approval Policy

Prior to entering into a related party transaction, the board of directors reviews such transaction for any conflicts of interest or unfavorable terms relative to a similar arms-length transaction. The board of directors may approve a related party transaction based on its review of the transaction and its determination that said transaction is in the best interests of the company.

Item 14 . Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of our annual financial statements for 2012 and fees billed for tax and other services rendered by PwC during the period, and fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) for the audit of our annual financial statements for 2011 and fees billed for tax and other services rendered by Deloitte during the period. The Audit Committee approved all fees incurred by the Company from PwC in 2012 and Deloitte in 2011 pursuant to the committee’s pre-approval policy.

	Fiscal Year Ended September 30
	2012	2011
	$ Millions
	PwC	Deloitte
Audit Fee (1)	$1.0	$0.8
Audit-Related Fees (2)	0.2	0.3
Tax Fees	0.5	—
All Other Fees	—	—

Total Fees	$1.7	$1.1

(1)	Audit fees relate to services rendered in connection with the audit of the company’s annual financial statements and the quarterly reviews of financial statements included in the company’s quarterly reports on Form 10-Q.
(2)	Audit-related fees include fees for SEC registration statement services and consultation on accounting standards or transactions and business acquisitions.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements and Schedules

See Index to Consolidated Financial Statements.

(2)	Exhibits

The documents set forth in the Listing of Exhibits are filed herewith or incorporated herein by reference as indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIR M

To the Board of Directors and Stockholder of

BWAY Intermediate Company, Inc:

December 31, 2012

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations and comprehensive income (loss), stockholder’s equity, and cash flows present fairly, in all material respects, the financial position of BWAY Intermediate Company, Inc. and its subsidiaries at September 30, 2012, and the results of their operations and their cash flows for the year ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of BWAY Intermediate Company, Inc.:

We have audited the accompanying consolidated balance sheets of BWAY Intermediate Company Inc. and subsidiaries (the “Company”) as of September 30, 2011, and the related consolidated statements of operations and comprehensive (loss) income, stockholder’s (deficit) equity, and cash flows for the year ended September 30, 2011, for the period from June 16, 2010 to September 30, 2010 (Successor) and for the period from September 28, 2009 to June 15, 2010 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such Successor consolidated financial statements present fairly, in all material respects, the financial position of the Company (Successor) at September 30, 2011, and the results of its operations and cash flows for the year ended September 30, 2011 and for the period from June 16, 2010 to September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Further in our opinion, such Predecessor consolidated financial statements present fairly, in all material respects, the results of the Company’s (Predecessor) operations and cash flows for the period from September 28, 2009 to June 15, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 19, 2011

CONSOLIDATED BALANCE SHEETS

BWAY Intermediate Company, Inc. and Subsidiaries

September 30 ($ in millions, except per share data)	2012	2011
Assets

Current assets
Cash and cash equivalents	$94.1	$82.5
Accounts receivable, net of allowance for doubtful accounts of $0.8 in 2012 and 2011	122.5	116.8
Inventories, net	112.1	117.2
Other current assets	18.4	26.4

Total current assets	347.1	342.9

Property, plant and equipment, net	166.8	175.8
Goodwill	307.6	307.3
Other intangible assets, net	334.9	380.0
Other assets	28.4	31.8

Total assets	$1,184.8	$1,237.8

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$128.4	$125.9
Other current liabilities	51.7	50.3
Current portion of long-term debt	—	5.1

Total current liabilities	180.1	181.3

Long-term debt	637.8	704.1
Deferred tax liabilities	138.8	149.5
Other liabilities	44.3	47.9

Total liabilities	1,001.0	1,082.8

Commitments and contingencies (Note 18)

Stockholder’s equity
Common stock, $0.01 par value, authorized 1,000 shares; issued and outstanding 1,000 shares in 2012 and 2011	—	—
Additional paid-in capital	310.9	302.7
Accumulated deficit	(122.1)	(143.8)
Accumulated other comprehensive loss	(5.0)	(3.9)

Total stockholder’s equity	183.8	155.0

Total liabilities and stockholder’s equity	$1,184.8	$1,237.8

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor			Predecessor
($ in millions)	Year Ended September 30, 2012	Year Ended September 30, 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010
Net sales	$1,179.8	$1,161.5	$325.0	$705.9

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	995.1	1,001.6	276.0	598.5
Depreciation and amortization	88.4	91.9	22.0	37.1
Selling and administrative	24.6	19.5	6.5	17.2
Restructuring	1.4	4.3	2.2	3.1
Interest	48.9	52.9	15.8	25.2
Merger transaction	—	—	13.9	16.5
Business acquisition	0.3	1.0	0.5	0.6
Gain on sale of equipment	(9.8)	—	(0.1)	(0.3)
Loss on extinguishment of debt	—	—	—	59.9
Other	(2.8)	0.7	0.1	0.9
Goodwill impairment loss	—	124.6	—	—

Total costs and expenses	1,146.1	1,296.5	336.9	758.7

Income (loss) before income taxes	33.7	(135.0)	(11.9)	(52.8)
Provision for (benefit from) income taxes	12.0	(2.4)	(0.7)	(15.8)

Net income (loss)	$21.7	$(132.6)	$(11.2)	$(37.0)

Other comprehensive income (loss)
Foreign currency translation adjustments	$(0.8)	$(0.4)	$—	$1.5
Pension and other postretirement prior service cost and actuarial loss	(0.5)	(3.6)	(2.0)	(0.5)
Benefit from income taxes	0.2	1.4	0.7	0.2

Other comprehensive income (loss), net of tax	(1.1)	(2.6)	(1.3)	1.2

Total comprehensive income (loss)	$20.6	$(135.2)	$(12.5)	$(35.8)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Common Stock
($ in millions)	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
Successor
Shares issued to BWAY Parent	1,000	$—	$293.8	$—	$—	$293.8
Stock-based compensation expense		—	0.3	—	—	0.3
Net loss		—	—	(11.2)	—	(11.2)
Other comprehensive loss		—	—	—	(1.3)	(1.3)

Balance, September 30, 2010	1,000	—	294.1	(11.2)	(1.3)	281.6
Non-cash contribution by BWAY Parent		—	7.1	—	—	7.1
Stock-based compensation expense		—	1.5	—	—	1.5
Net loss		—	—	(132.6)	—	(132.6)
Other comprehensive loss		—	—	—	(2.6)	(2.6)

Balance, September 30, 2011	1,000	—	302.7	(143.8)	(3.9)	155.0
Non-cash contribution by BWAY Parent		—	6.8	—	—	6.8
Stock-based compensation expense		—	1.4	—	—	1.4
Net income		—	—	21.7	—	21.7
Other comprehensive loss		—	—	—	(1.1)	(1.1)

Balance, September 30, 2012	1,000	$—	$310.9	$(122.1)	$(5.0)	$183.8

Predecessor
Balance, September 27, 2009	22,198,718	$0.2	$137.9	$64.0	$(3.8)	$198.3
Shares issued:
Stock option exercises	200,647	—	1.6	—	—	1.6
Director compensation	15,140	—	0.2	—	—	0.2
Excess tax benefit related to share-based payments		—	15.0	—	—	15.0
Stock-based compensation expense		—	3.9	—	—	3.9
Other		—	5.1	—	—	5.1
Net loss		—	—	(37.0)	—	(37.0)
Other comprehensive income		—	—	—	1.2	1.2

Balance, June 15, 2010	22,414,505	$0.2	$163.7	$27.0	$(2.6)	$188.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor			Predecessor
($ in millions)	Year ended September 30, 2012	Year ended September 30, 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010
Cash Flows from Operating Activities
Net income (loss)	$21.7	$(132.6)	$(11.2)	$(37.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	43.2	45.4	11.1	25.8
Amortization of other intangibles	45.2	46.5	10.9	11.3
Goodwill impairment	—	124.6	—	—
Amortization of debt issuance costs	4.3	4.5	1.2	1.5
Accretion of debt discount	0.6	0.7	0.2	3.2
Non-cash charge related to increased inventory carrying value	—	—	3.7	—
Debt issuance costs not capitalized	—	0.4	—	—
Adjustment for doubtful accounts	—	0.1	(0.1)	—
Gain on sale of property, plant and equipment	(9.8)	—	(0.1)	(0.3)
Unrealized foreign currency gain	(2.0)	—	—	—
Deferred income taxes	(7.1)	(7.0)	(2.8)	18.6
Stock-based compensation expense	1.4	1.5	0.3	3.9
Loss on extinguishment of debt	—	—	—	59.9
Other	—	0.1	—	—
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(5.4)	15.0	11.9	(27.6)
Inventories	5.2	12.1	7.9	(23.4)
Accounts payable	2.0	(17.2)	2.4	31.1
Other assets	0.6	0.8	(0.1)	(1.5)
Accrued and other liabilities	(0.8)	(7.2)	8.5	(14.8)
Accrued merger related transaction liabilities	—	(0.5)	(12.2)	12.7
Income taxes, net	9.1	4.7	31.8	(61.3)

Net cash provided by operating activities	108.2	91.9	63.4	2.1

Cash Flows from Investing Activities
Capital expenditures	(35.6)	(36.8)	(6.4)	(18.1)
Acquisition of BWAY Holding Company	—	—	(508.2)	—
Business acquisitions, net of cash acquired	(0.2)	(52.2)	—	(32.3)
Net proceeds from sale of equipment	12.4	—	—	—
Other	(0.5)	0.1	—	0.4

Net cash used in investing activities	(23.9)	(88.9)	(514.6)	(50.0)

Cash Flows from Financing Activities
Proceeds from issuance of secured debt	—	24.9	487.5	—
Repayments of secured debt	(72.0)	(5.1)	(196.9)	(6.6)
Proceeds from revolving credit facility borrowings	51.5	170.0	—	—
Repayments of revolving credit facility borrowings	(51.5)	(170.0)	—	—
Proceeds from issuance of senior notes	—	—	202.2	—
Repayment of senior notes	—	—	(228.5)	—
Tender/consent premiums paid on tender of senior notes	—	—	(28.6)	—
Repayment of acquired debt related to business acquisitions	—	(33.2)	—	—
Principal repayments under capital lease obligations	(0.9)	(1.5)	(0.2)	(0.5)
Proceeds from stock option exercises	—	—	—	1.6
Proceeds from issuance of common stock	—	—	293.8	—
Excess tax benefit related to share-based payments	—	—	—	15.0
Payment of debt issuance costs	—	(6.9)	(27.1)	—

Net cash (used in) provided by financing activities	(72.9)	(21.8)	502.2	9.5

Effect of exchange rate changes on cash and cash equivalents	0.2	—	(0.6)	0.6

Net increase (decrease) in cash and cash equivalents	11.6	(18.8)	50.4	(37.8)
Cash and cash equivalents, beginning of period	82.5	101.3	50.9	88.7

Cash and cash equivalents, end of period	$94.1	$82.5	$101.3	$50.9

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

1. GENERAL

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

The consolidated financial statements include the accounts of BWAY Intermediate Company, Inc. (“BWAY Intermediate”) (as applicable, “Successor”) and its 100% owned subsidiary, BWAY Holding Company (“BWAY Holding”) (as applicable, “Predecessor”) and each of BWAY Holding’s direct and indirect subsidiaries, which are 100% owned. All intercompany accounts and transactions have been eliminated in consolidation.

In these notes, unless the context specifies otherwise, we refer to BWAY Intermediate and its direct and indirect subsidiaries collectively, notwithstanding any designation as Predecessor or Successor, as “the Company,” “we,” “us” or “our,” as applicable.

Our fiscal year ends on September 30. In these notes, we refer to our fiscal periods when we reference or discuss a year or quarter, unless otherwise indicated.

We are a 100% owned subsidiary of BWAY Parent Company, Inc. (“BWAY Parent”). As of September 30, 2012, BWAY Parent was owned by investment entities affiliated with Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago, Illinois (“MDP”), and certain members of BWAY Holding’s management (“Management Investors”). We acquired BWAY Holding effective June 16, 2010; see “Acquisition of BWAY Holding” below.

In the consolidated financial statements, we have designated periods preceding the MDP Merger as “Predecessor” and periods subsequent to the MDP Merger (as defined below) as “Successor.” The consolidated financial statements for 2010 have been split into the Predecessor period from September 28, 2009 to June 15, 2010 and into the Successor period from June 16, 2010 to September 30, 2010.

We have reclassified certain prior period amounts to conform to the current period presentation.

Subsequent Events

The following are described in further detail in Note 20, “Subsequent Events.”

Effective November 5, 2012, pursuant to an Agreement and Plan of Merger dated as of October 2, 2012, (the “Merger Agreement”) BOE Merger Corporation, an indirect wholly-owned subsidiary of private equity investment vehicles managed by an affiliate of Platinum Equity, LLC (the “Platinum Funds”), merged into BWAY Parent, with the latter surviving (the “Platinum Merger”). BOE Merger Corporation was formed solely to complete the Platinum Merger.

On November 30, 2012, BWAY (as defined below) entered into a definitive agreement to acquire Ropak (as defined in Note 20) for approximately $265.0 million.

Business and Segment Information

BWAY Intermediate and BWAY Holding are holding companies that do not have independent operations. Our operating subsidiary, BWAY Corporation (“BWAY”), and its subsidiaries manufacture and distribute metal and rigid plastic containers primarily to manufacturers of industrial and consumer products for use as packaging. BWAY is a 100% owned subsidiary of BWAY Holding.

We have operations in the United States, Puerto Rico and Canada, and we sell primarily to customers located in these geographic markets.

We report our operations in two business segments: metal packaging and plastic packaging. For segment information, see Note 19, “Business Segments.”

Acquisition of BWAY Holding

We acquired BWAY Holding effective June 16, 2010 through the merger of our subsidiary, Picasso Merger Sub, Inc. (“Merger Sub”), with and into BWAY Holding, which is the surviving corporation, pursuant to an Agreement and Plan of Merger (the “MDP Merger Agreement”) dated as of March 28, 2010 (the “MDP Merger”). BWAY Parent, BWAY Intermediate and Merger Sub were formed solely to complete the MDP Merger.

The purchase price was $965.9 million, which included $457.7 related to the repayment of Predecessor debt (including accrued interest, tender premiums and consent payments). The merger was financed with an equity investment of $293.8 million, proceeds from debt (net of discount) of $689.7 million and available cash on hand. We paid debt issuance costs of $27.1 million associated with the new debt and incurred $30.4 million of merger related transaction costs (Successor and Predecessor recognized $13.9 million and $16.5 million, respectively) and $0.9 million of costs associated with the extinguishment of debt.

We accounted for the acquisition of BWAY Holding as a business combination, and we finalized our allocation of the purchase price in the quarter ended June 30, 2011. See “Business Combinations” under Note 2, “Summary of Significant Accounting Policies.”

Other Matters

In 2012, we sold certain equipment used to manufacture blow molded plastic bottles and recognized a $9.2 million gain on sale of equipment. We used the proceeds from the sale to repay debt.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Actual amounts could materially differ from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include, as applicable, any highly liquid investments purchased with original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are included in the consolidated balance sheets net of an allowance for uncollectibility. The allowance for doubtful accounts is based on management’s assessment of the collectibility of customer accounts. We regularly review the allowance for adequacy by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Inventories

Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories are recorded net of reserves for excess or obsolete inventory, which are based on the age of inventory and our estimate of the likelihood that the cost of inventory will be recovered based on forecasted demand and probable selling price.

Property, Plant and Equipment

Property, plant and equipment, including capitalized interest and internal engineering costs, if any, are recorded at cost or acquired cost. Depreciation of property, plant and equipment is computed using the straight-line method and is recognized over the estimated useful lives of the assets. The estimated useful lives of buildings and improvements is generally 30 years. The estimated useful lives of machinery and equipment, furniture and fixtures and computer information systems primarily range from 5 to 15 years, 5 to 7 years and 3 to 7 years, respectively.

Leasehold improvements are amortized over the lesser of the estimated useful life of an improvement or the remaining term on the underlying lease, which includes renewals that are reasonably assured. Equipment that is subject to capital leases is amortized using a straight-line method over the lesser of the estimated useful life of the equipment or the term of the lease. Assets acquired under capital leases are recorded to property, plant and equipment and the related amortization is included in depreciation expense. We periodically assess the appropriateness of and revise, as needed, our estimate of the remaining useful life of property, plant and equipment.

We capitalize expenditures for major renewals and replacements and charge against income expenditures for general maintenance and repairs. Fully depreciated assets are retained in property, plant and equipment and accumulated depreciation accounts until disposal. Upon disposal, the cost of assets and their related accumulated depreciation are removed from the account balances and the net amount, less proceeds from disposal, if any, is recognized as a gain or loss on sale of equipment.

Capitalized interest is recorded as part of the cost of the associated asset and is depreciated with the asset over the estimated useful life of the asset. Interest capitalized, if any, in the periods presented was insignificant.

Business Combinations

Purchase Price Allocation. Following a business combination, net assets acquired (assets acquired less liabilities assumed) are generally recorded at their acquisition date fair value. The amount of consideration transferred in excess of acquisition date fair value of net assets acquired is recorded as goodwill. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value net assets acquired, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to our valuation of net assets acquired, generally with a corresponding offset to goodwill. Upon the conclusion of the measurement period or our final determination of the fair value of net assets acquired, whichever comes first, any subsequent adjustments would be recorded in our results of operations. Transaction costs directly associated with a business combination are expensed as incurred.

Pre-Acquisition Contingencies. For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we should include these contingencies in the purchase price allocation and, if so, to determine the estimated amounts.

Tax Positions and Valuation Allowances . Uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the estimated value of the tax allowance or contingency, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in the statements of operations and could have a material impact on our results of operations and financial position.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination. Goodwill is not amortized but may be subsequently written down if impaired. We are required to test goodwill for impairment annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual planning process with such testing based on circumstances existing as of July 1, including our expectations for changes in business conditions.

The goodwill impairment test involves two steps. However, an entity has the option to perform a qualitative assessment to determine whether the two-step impairment testing is necessary. The two-step impairment test is required only if the entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Otherwise, no further impairment testing is required.

In the first step of the two-step impairment test, which is used to identify potential impairment, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating segments is considered a reporting unit for goodwill impairment testing. The fair value of each reporting unit is determined based on expected discounted future cash flows and one or more market comparable methods. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step of the goodwill impairment test, the implied fair value of reporting unit goodwill is compared to its carrying amount. If goodwill is considered impaired, we would record an impairment loss equal to the excess of the carrying amount of that goodwill over its implied fair value. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes the new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is not permitted.

For the results of our 2012 and 2011 impairment tests, see “Impairment” under Note 9, “Goodwill and Other Intangible Assets.”

Our other intangible assets consist of finite-lived, identifiable intangibles. Acquired finite-lived, identifiable intangible assets are amortized over the remaining useful life of the assets in proportion to the underlying cash flows that were used in determining the acquired value, which are generally higher at the beginning of the useful life of the asset and thus result in declining annual amortization over the useful life.

Debt Issuance Costs

We recognize the amortization of costs associated with the issuance of debt as interest expense over the term of the related debt using an effective yield method.

Debt Discount

In the consolidated balance sheet, we show debt net of any unamortized original issue discount (“OID”). We recognize the amortization of OID as interest expense over the term of the related debt using an effective yield method.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If we determine that an asset group has been impaired, we would recognize an impairment loss equal to the excess of the carrying amount over the fair value of the asset group.

Assets to be disposed of are recorded at the lower of net book value or fair value less cost to sell at the date management commits to a plan of disposal. Assets to be disposed of are reclassified to assets held for sale in other current assets on the consolidated balance sheets. At September 30, 2012 and September 30, 2011, there were no amounts recorded for assets held for sale.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, our products have been shipped and title and risk of loss have passed to the customer, the sales amount is fixed or determinable and collectability of the amount billed is reasonably assured. We record provisions for returns, allowances, customer rebates and other adjustments in the same period as the related revenues are recorded. We do not engage in revenue arrangements with multiple deliverables.

Accrued Rebates

We provide volume rebates on certain products to our customers. We accrue a provision for these rebates, which is recognized as a reduction of net sales, in the period in which revenue is recognized. Accrued rebates may be settled in cash or as a credit against customer accounts receivable.

Stock-Based Compensation

We estimate stock-based compensation expense for stock options as of the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option pricing model, which we recognize as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and expected term. In addition, benefits of tax deductions in excess of recognized compensation cost are recorded as increases to additional paid-in capital and are reported as financing cash flows in the statement of cash flows.

Income Taxes

The provision for/ benefit from income taxes is comprised of income taxes that are currently payable/ receivable and deferred income taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the expected amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As applicable, we accrue interest and penalties related to unrecognized tax benefits in the provision for/benefit from income taxes. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Foreign Currency Translation

The financial statements of our Canadian subsidiary are translated into U.S. dollars for financial reporting purposes. The cumulative translation adjustments are reflected in accumulated other comprehensive loss, which is a component of stockholders’ equity. Assets and liabilities are translated at the exchange rate as of the balance sheet date, revenues and expenses are translated at average exchange rates during the year and cash flows are translated at the approximate rates in effect at the time of the cash flows.

Restructuring

From time to time, we implement restructuring plans to close certain facilities or permanently eliminate certain positions. We account for these plans following accounting guidance related to termination benefits, contract termination costs and other associated costs. Under the guidance, a liability for a cost associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our results of operations and financial position in the period the revision is made.

Fair Value Measures

For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

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

We do not have any financial instruments that are measured at fair value on a recurring basis.

We do not carry our debt instruments at fair value. However, for disclosure purposes, we estimate a fair value based on quoted market prices in the secondary credit market. We consider the carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable to approximate fair value due to the short-term nature of such instruments. Our estimates of fair value involve judgment and may not be indicative of an amount that could be realized or paid in a current market exchange.

Derivative Financial Instruments and Hedging Activities

We do not enter into or hold derivatives for trading or hedging purposes. However, we review contracts for embedded derivatives that would require separate reporting and disclosure. We have not identified any embedded derivatives requiring separate reporting and disclosure as of September 30, 2012 or September 30, 2011.

Recent Accounting and Reporting Pronouncements

No new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements. The accounting pronouncements described below were adopted in 2012 or become effective in 2013.

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance that expands the required disclosures for comprehensive income. The FASB amended the guidance in December 2011 to defer the reclassification of certain items out of accumulated other comprehensive income. We adopted the guidance in 2012 and applied it to our disclosures retrospectively for all years presented in the consolidated financial statements.

In September 2011, the FASB issued authoritative guidance that provides an entity with an option when performing its annual goodwill impairment test to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of a reporting unit is less than its carrying value. We adopted the guidance in 2012, which did not affect the consolidated financial statements.

In September 2011, the FASB issued authoritative guidance that requires additional quantitative and qualitative disclosures for employers who provide multiemployer pension plans and multiemployer other postretirement benefit plans. We adopted the guidance in 2012 and have presented the required disclosures in Note 14, “Employee Benefit Obligations”.

In July 2012, the FASB issued authoritative guidance that provides entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary for indefinite-lived intangible assets. The guidance is effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance will not have a significant impact on our consolidated financial statements.

3. BUSINESS ACQUISITIONS

Financial information related to the following acquisitions is included in the consolidated financial statements from the applicable acquisition date. See “Business Combinations” under Note 2, “Summary of Significant Accounting Polices”. For information on the Platinum Merger, see Note 20, “Subsequent Events.” For information on the MDP Merger, see “Acquisition of BWAY Holding” under Note 1, “General”.

Effective December 20, 2010, we acquired Phoenix Container, Inc. (“Phoenix Container”) in a stock purchase transaction for $39.5 million in cash, net of cash acquired, which was funded with available cash on hand and borrowings under our credit facility. The amount included $6.1 million of assumed debt, which was outstanding immediately preceding the acquisition and which we repaid at closing. Phoenix Container is included in our metal packaging segment. The measurement period for the acquisition ended in December 2011.

Effective October 8, 2010, we acquired Plastican, Inc. (“Plastican”) in a stock purchase transaction for $41.1 million in cash, net of cash acquired, which was funded with available cash on hand. The amount included $27.1 million of assumed debt, which was outstanding immediately preceding the acquisition and which we repaid at closing and $0.2 million of additional consideration paid in 2012. Plastican is included in our plastic packaging segment. The measurement period for the acquisition ended in October 2011.

The following table summarizes our purchase price allocations related to the above acquisitions:

($ in millions)	Phoenix Container	Plastican
Fair value of consideration transferred
Cash	$33.9	$14.9

Net assets acquired
Cash and cash equivalents	$0.5	$0.9
Other current assets	9.6	26.1
Property, plant and equipment	8.3	14.7
Intangible assets subject to amortization	17.9	3.1

Total assets acquired	36.3	44.8
Current liabilities assumed	(3.7)	(10.6)
Other liabilities	—	(0.3)
Deferred tax liabilities	(6.9)	—

Identifiable net assets before debt assumed	25.7	33.9
Debt assumed and repaid at closing	(6.1)	(27.1)

Total identifiable net assets	19.6	6.8

Goodwill	$14.3	$8.1

Other

In June 2011, we acquired a group of assets for $5.0 million that qualified as a business for financial reporting purposes. The purchase price was allocated to property, plant and equipment and goodwill, which were allocated to our metal packaging segment.

In October 2009, Predecessor acquired substantially all of the assets and assumed certain of the liabilities from Ball Plastic Container Corp. related to its plastic packaging plant and business located in Newnan, Georgia. Predecessor acquired the net assets for $32.3 million, which it funded using available cash on hand. The acquisition was assigned to the plastic packaging segment.

4. INVENTORIES

September 30 ($ in millions)	2012	2011
Raw materials	$32.8	$35.6
Work in process	38.4	36.9
Finished goods	40.9	44.7

Total inventories	$112.1	$117.2

5. OTHER CURRENT ASSETS AND LIABILITIES

September 30 ($ in millions)	2012	2011
Other current assets
Income taxes receivable	$3.8	$6.8
Deferred tax assets	7.1	10.7
Other	7.5	8.9

Total other current assets	$18.4	$26.4

Other current liabilities
Accrued salaries and wages	$17.7	$11.0
Accrued interest	10.2	10.8
Accrued rebates	6.4	7.4
Self insurance	8.5	7.9
Other	8.9	13.2

Total other current liabilities	$51.7	$50.3

6. PROPERTY, PLANT AND EQUIPMENT

September 30 ($ in millions)	2012	2011
Land	$4.4	$4.4
Buildings and improvements	27.3	26.8
Machinery and equipment	181.1	165.7
Furniture, fixtures and computer information systems	25.1	19.9
Construction-in-progress	18.5	13.5

	256.4	230.3
Accumulated depreciation	(89.6)	(54.5)

Total property, plant and equipment, net	$166.8	$175.8

We recognized depreciation expense of $43.2 million, $45.4 million, $11.1 million and $25.8 million for 2012, 2011, the period from June 16, 2010 to September 30, 2010 and the period from September 28, 2009 to June 15, 2010, respectively.

7. LONG-TERM DEBT

September 30 ($ in millions)	2012	2011
Term loan facilities, net of discount of $1.7 and $2.0	$434.9	$506.6
Senior notes due June 2018, net of discount of $2.1 and $2.4	202.9	202.6

Total long-term debt	637.8	709.2
Less: current portion of long-term debt	—	(5.1)

Long-term debt, net of current maturities	$637.8	$704.1

The weighted-average interest rate on outstanding variable rate term loan borrowings was 4.25% and 4.5% at September 30, 2012 and September 30, 2011, respectively.

The current portion of long-term debt represents required repayments with due dates occurring in the twelve months subsequent to the balance sheet date.

In 2012, we made unscheduled repayments of the term loan facilities of $72.0 million, which included a mandatory repayment of the net sale proceeds from the sale of certain equipment (see “Other Matters” in Note 1, “General”). These repayments have been applied against future scheduled repayments; as such, as of September 30, 2012, the next scheduled repayments of the B Term Loan and C Term Loan were February 23, 2018 and June 30, 2015, respectively.

Subsequent to September 30, 2012, we made unscheduled repayments of the term loan facilities of $42.0 million. The term loan facilities were refinanced November 5, 2012 in connection with the Platinum Merger (see Note 20, “Subsequent Events”).

Scheduled Maturities of Long-Term Debt

As of September 30, 2012 ($ in millions)	Scheduled Future Maturities
2015	$0.2
2016	0.4
Thereafter	641.0

Total scheduled future maturities of long-term debt	$641.6

Senior Notes Due 2018

The 2018 Notes (as defined below) were assumed in the Platinum Merger and the 2018 Indenture (as defined below) was amended. See Note 20, “Subsequent Events.”

Effective June 16, 2010, in connection with the MDP Merger, Merger Sub issued $205.0 million aggregate principal amount of 10% senior notes due 2018 (the “2018 Notes”) which priced at a discount to par of 98.658%, resulting in an OID of $2.8 million. We used the net proceeds from the 2018 Notes to finance, in part, the consideration paid in the MDP Merger, to refinance Predecessor’s existing indebtedness and to pay certain fees and expenses. The 2018 Notes mature June 15, 2018.

BWAY Intermediate, BWAY Holding and certain of BWAY Holding’s subsidiaries (BWAY Holding and certain of its subsidiaries collectively, the “BWAY Guarantors”) entered into a supplemental indenture with The Bank of New York Mellon Trust Company, N.A., as Trustee to an indenture, dated as of June 16, 2010, by and among BWAY Intermediate, Merger Sub and the Trustee (as supplemented, waived or amended) the “2018 Indenture”), pursuant to which BWAY Holding assumed the obligations under the 2018 Notes and the 2018 Indenture and BWAY Intermediate and the BWAY Guarantors became guarantors of the 2018 Notes. Following our acquisitions of Plastican and Phoenix Container, each entered into a supplemental indenture and became a BWAY Guarantor.

The 2018 Indenture provides that the 2018 Notes are general unsecured obligations of BWAY Holding and will be guaranteed by BWAY Intermediate and each of BWAY Holding’s current and future domestic subsidiaries that guarantee the Senior Secured Credit Facilities (as defined below), including the BWAY Guarantors. BWAY Holding may redeem the 2018 Notes at its option, in whole or part, at any time prior to June 15, 2014, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and plus the applicable premium. BWAY Holding may redeem the 2018 Notes, in whole or in part, on or after June 15, 2014, at the redemption prices set forth in the 2018 Indenture. At any time and from time to time on or before June 15, 2013, BWAY Holding may choose to redeem in the aggregate up to 35% of the aggregate principal amount of the 2018 Notes at a redemption price equal to 110% of the face amount thereof, plus accrued and unpaid interest to the date of redemption with the net proceeds of one or more equity offerings so long as at least 50% of the original aggregate principal amount of the 2018 Notes (excluding any 2018 Notes held by the company) remain outstanding after each such redemption.

The 2018 Indenture contains covenants that limit the ability of BWAY Holding (and most of its subsidiaries) to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by its restricted subsidiaries to BWAY Holding; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; and (ix) designate BWAY Holding’s subsidiaries as unrestricted subsidiaries.

As of September 30, 2012, we were in compliance with applicable financial covenants related to the 2018 Notes.

Senior Secured Credit Facilities

The Senior Secured Credit Facilities (as defined below) were refinanced in their entirety in association with the Platinum Merger. See Note 20, “Subsequent Events.” The following discussion is as of September 30, 2012, unless otherwise indicated.

In February 2011, we entered into an amended and restated credit agreement dated as of February 23, 2011, among BWAY Intermediate, BWAY Holding, ICL Industrial Containers ULC (“ICL”) and various lenders (the “Credit Agreement”). The agreement amended and restated the original credit agreement dated as of June 16, 2010, which was entered into in connection with the MDP Merger (the “Original Credit Agreement”). Under the agreement, BWAY Holding is the “U.S. Borrower” and ICL is the “Canadian Borrower.” The February 2011 amendment provided for, among other things, lower interest rates and the elimination or easing of certain restrictive covenants.

In January 2012, we amended the Credit Agreement to facilitate the sale of equipment used to manufacture blow molded plastic bottles. The amendment required us to use 100% of net sale proceeds from the sale of such equipment to repay a portion of our B Term Loan. The bottle equipment was sold in March 2012 (see “Other Matters” in Note 1, “General”), and we made a debt repayment in April 2012 that included the related net sale proceeds.

The facility consists of a $470.7 million term loan to the U.S. Borrower (the “B Term Loan”) and a $41.8 million term loan to the Canadian Borrower (the “C Term Loan”), (collectively, the “Term Loans”). The facility provides the U.S. Borrower with a $70.0 million revolver and the Canadian Borrower with a $5.0 million revolver, (collectively, the “Revolver” and together with the Term Loans, the “Senior Secured Credit Facilities”). The maturity date for the Term Loans is February 23, 2018, and the maturity date for the Revolvers is February 23, 2016.

The Original Credit Agreement consisted of Term Loans of $490.0 million and Revolvers of $75.0 million. The original Term Loans were issued with an OID of $2.5 million and the original Revolvers were issued with an OID of $1.5 million. In December 2010, the U.S. Borrower borrowed an additional $25.0 million term loan, which was issued with an OID of $0.1 million. OID on the Revolvers is included in deferred debt issuance costs. As of February 23, 2011, unamortized OID on the Term Loans was $2.2 million.

Interest accrues on the Senior Secured Credit Facilities, (i) that are denominated in U.S. dollars at a rate equal to the LIBO Rate or the Base Rate, plus the Applicable Margin and (ii) that are denominated in Canadian dollars at a rate equal to the Canadian Prime Rate, plus the Applicable Margin. LIBO Rate, Base Rate, Canadian Prime Rate and Applicable Margin are defined in the Credit Agreement. The LIBO Rate is subject to a 1.25% floor and each of the Base Rate and the Canadian Prime Rate is subject to a 2.25% floor.

For the Term Loans, the Applicable Margin on Base Rate loans is equal to 2.25% and on LIBO Rate loans is equal to 3.25%. For the Revolvers, the Applicable Margin is equal to 2.75% for Base Rate or Canadian Prime Rate borrowings and 3.75% for LIBO Rate or Bankers’ Acceptance borrowings. The Applicable Margin may be reduced based on our “consolidated senior secured net leverage ratio” or “consolidated total net leverage ratio,” respectively, each as defined in the Credit Agreement.

A portion of the Revolver is available for the issuance of standby letters of credit and any such issuance will reduce the amount available to borrow under the Revolver. At September 30, 2012, there were issued standby letters of credit of $5.6 million which reduced our Revolver availability to $69.4 million. There were no outstanding Revolver borrowings at September 30, 2012 or September 30, 2011. At September 30, 2012, the variable interest rate at which we could have borrowed on the Revolvers was 5.25%.

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

The obligations of BWAY Holding under the Senior Secured Credit Facilities are secured by a first priority perfected security interest (subject to permitted liens) in (i) all stock, other equity interests and promissory notes owned by BWAY Intermediate, BWAY Holding and BWAY Holding’s domestic restricted subsidiaries, except that not more than 65% of the total outstanding voting stock of any first-tier “controlled foreign corporation” (within the meaning of Section 957 of the U.S. Internal Revenue Code of 1986, as amended, the “IRC”) shall be required to be pledged and (ii) substantially all other tangible and intangible assets owned by BWAY Intermediate, BWAY Holding and BWAY Holding’s domestic restricted subsidiaries.

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

BWAY Holding and ICL may repay all or any portion of the amounts borrowed under Senior Secured Credit Facilities at any time, and they may terminate commitments under the Revolver in whole or in part without premium or penalty, except that voluntary prepayments of LIBO rate loans will be subject to customary breakage costs.

Subject to certain exceptions, the Senior Secured Credit Facilities require that 100% of the net cash proceeds from certain asset sales, insurance recovery and condemnation events and debt issuances and 50% (subject to step-downs) from excess cash flow for each fiscal year must be used to pay down outstanding borrowings under the Term Loan.

The Senior Secured Credit Facilities and related agreements contain financial covenants setting forth a maximum consolidated total net leverage ratio and also contain certain negative covenants (subject to exceptions, materiality thresholds and baskets) including, without limitation, negative covenants that limit BWAY Intermediate’s and its restricted subsidiaries’ ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments or modify certain debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict BWAY Intermediate’s and its restricted subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, amend organizational documents, change the nature of our business, change our fiscal quarter and fiscal year and designate BWAY Holding’s subsidiaries as unrestricted subsidiaries.

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

As of September 30, 2012, we were subject to a Maximum Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) of 7.25 for the year then ended. As of September 30, 2012, we were in compliance with applicable financial covenants contained in the Credit Agreement, including a Consolidated Total Net Leverage Ratio that did not exceed 7.25.

Debt Issuance Costs

In 2011, we incurred debt issuance costs of $6.5 million to amend the Senior Secured Credit Facilities and $0.4 million to register the 2018 Notes. In the period ended September 30, 2010, we incurred debt issuance costs of $20.7 million to issue the Senior Secured Credit Facilities (which included commitment fees of $15.5 million and OID on the Revolvers of $1.5 million) and $6.4 million to issue the 2018 Notes (which included a placement fee paid to the initial purchasers of approximately $5.1 million).

All of the debt issuance costs incurred, with the exception of $0.4 million incurred in 2011 to amend the Senior Secured Credit Facilities, have been capitalized.

At September 30, 2012 and September 30, 2011, unamortized debt issuance costs were $23.6 million and $28.0 million, respectively. Debt issuance costs are included in the other assets line item in the consolidated balance sheets.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

For a description of how we estimate fair value, see “Fair Value Measures” under Note 2, “Summary of Significant Accounting Policies.”

Financial instruments include cash and cash equivalents, accounts receivable and payable and debt instruments. Due to their short-term maturities, we believe the fair values of cash equivalents, if any, accounts receivable and accounts payable are equal to their carrying value.

The carrying value and estimated fair value of debt instruments was $637.8 million and $667.0 million, respectively, as of September 30, 2012 and $709.2 million and $704.9 million, respectively, as of September 30, 2011. We estimate fair value for other debt instruments based on quoted market prices in the secondary credit market, which we have categorized within Level 2 of the fair value hierarchy.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

For additional information, see “Goodwill and Other Intangible Assets” under Note 2, “Summary of Significant Accounting Policies.”

Goodwill

($ in millions)	Gross Carrying Amount	Accumulated Impairment Losses	Net
Metal packaging segment
Balance, September 30, 2011	$281.6	$—	$281.6
Adjustments	0.1	—	0.1

Balance, September 30, 2012	$281.7	$—	$281.7

Plastic packaging segment
Balance, September 30, 2011	$150.3	$(124.6)	$25.7
Adjustments	0.2	—	0.2

Balance, September 30, 2012	$150.5	$(124.6)	$25.9

Consolidated
Balance, September 30, 2011	$431.9	$(124.6)	$307.3
Adjustments	0.3	—	0.3

Balance, September 30, 2012	$432.2	$(124.6)	$307.6

We perform the annual goodwill impairment test as of July 1. Based on our impairment test as of July 1, 2012, we determined that there was no impairment of goodwill. Based on our impairment test as of July 1, 2011, we determined that the carrying value of our plastic packaging reporting unit exceeded its fair value and recognized a goodwill impairment loss of $124.6 million in the fourth quarter of 2011.

Although we determined that there was no impairment of goodwill as of July 1, 2012, we did fail step one of the impairment test for our plastic packaging reporting unit whereby the fair value of the reporting unit was essentially equal to its carrying value as of July 1, 2012, indicating the risk of a future impairment loss. The risks associated with the 2011 goodwill impairment of the plastic reporting unit discussed below also affected 2012 and continue to be applicable to the plastic reporting unit.

Goodwill Impairment Loss

Following the MDP Merger, we recorded the net assets acquired and goodwill at fair value, which we allocated between our metal and plastic packaging reporting units. During the periods subsequent to the MDP Merger, cash flows of our plastic packaging reporting unit were negatively impacted by lower volume, competitive pricing actions and the timing and magnitude of changes in the cost of resin (including the corresponding lag associated with selling price pass through of cost changes to customers). By the fourth quarter of 2011, it became apparent that these factors would negatively impact future earnings and cash flows of the plastic packaging reporting unit.

After completing the first step of our annual goodwill impairment test for 2011, we determined that the carrying value of the plastic packaging reporting unit exceeded its fair value. We performed the second step of the goodwill impairment test by comparing the fair value of the reporting unit to the fair value of its identifiable assets and liabilities to determine the implied fair value of goodwill. The difference resulted in a goodwill impairment loss of $124.6 million.

We estimated the fair value of the plastic packaging reporting unit as of July 1, 2011 using the expected present value of the future cash flows of the reporting unit, public company trading multiples and recent transaction multiples of packaging companies. The present value of future cash flows was based on our estimates of annual future revenue increases of up to 2% and expected costs including changes in working capital and capital expenditures. These cash flows were discounted at 10%, which was derived from our analysis of the weighted average cost of capital of representative public companies. Future expected costs reflected our estimate of improvement in net cash flows to reach pre-2011 levels by 2015. Public company trading multiples and recent transaction multiples were based on information derived from public company data and business acquisitions that would be considered representative of the plastic packaging industry.

Our estimate of the fair value of identifiable assets and liabilities as of July 1, 2011 also involved the use of unobservable inputs. Our most significant estimates related to machinery and equipment and identifiable intangible assets. The fair value of machinery and equipment was developed based on estimated replacement cost less depreciation factors for deterioration. Fair values of the plastic packaging reporting unit identifiable intangible assets include our customer relationship asset and trade name and were based on future cash flows attributed to these assets discounted to present value at 14%.

Other Intangible Assets

September 30 ($ in millions)	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
2012
Customer relationships	12.9	$388.6	$(93.0)	$295.6
Trade names	10.2	49.5	(10.4)	39.1
Favorable lease agreements	4.5	0.5	(0.3)	0.2

Total		$438.6	$(103.7)	$334.9

2011
Customer relationships	12.9	$387.9	$(51.9)	$336.0
Trade names	10.2	49.5	(5.8)	43.7
Favorable lease agreements	4.5	0.5	(0.2)	0.3

Total		$437.9	$(57.9)	$380.0

Our expected future amortization expense related to finite-lived intangible assets:

As of September 30, 2012 ($ in millions)	Future Amortization
Fiscal year
2013	$43.4
2014	41.3
2015	39.0
2016	37.3
2017	35.2
Thereafter	138.7

Total expected future amortization expense	$334.9

10. STOCKHOLDER’S EQUITY (DEFICIT)

Dividend Restrictions

BWAY Intermediate is generally prohibited from paying dividends to BWAY Parent.

Accumulated Other Comprehensive Loss Information

The components of accumulated other comprehensive loss as of the dates indicated and the change during the period were:

($ in millions)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss
Balance, September 30, 2011	$(3.5)	$(0.4)	$(3.9)
Change	(0.3)	(0.8)	(1.1)

Balance, September 30, 2012	$(3.8)	$(1.2)	$(5.0)

The balance of accumulated other comprehensive loss related to the pension and other postretirement items at September 30, 2012 and September 30, 2011 is shown net of deferred tax benefits of $2.3 million and $2.1 million, respectively.

11. SHARE-BASED COMPENSATION

Description of Share-Based Compensation Plan

As of September 30, 2012, our share-based compensation arrangements were made pursuant to the Picasso Parent Company, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan”), which was effective June 16, 2010 following the MDP Merger. The plan permitted the grant of stock option awards, stock appreciation rights, performance awards, cash payments and such other forms as the compensation committee in its discretion deemed appropriate, including any combination of the above, each with a maximum contractual term of ten years. The plan was terminated in November 2012 concurrent with the Platinum Merger.

The plan authorized 3,263,940 shares of BWAY Parent common stock for awards granted under the plan. The plan provided that stock option awards would consist 40% of “time vesting options” and 60% of “performance vesting options.” Time vesting options could be issued in the form of incentive stock options.

Time vesting options were granted to become vested and exercisable equally upon each of the first five anniversaries of the grant date, contingent upon employment with the company on the vesting date. For certain participants terminated following the first anniversary of the grant date, vesting was prorated between anniversary dates. The plan provided that any unvested time vesting options would immediately vest upon the consummation of the sale of BWAY Parent. All time vesting options outstanding immediately preceding the Platinum Merger were deemed vested and were settled in cash effective with the Platinum Merger.

Performance vesting options were granted to become vested and exercisable upon the consummation of a sale of BWAY Parent, contingent upon employment with the company on the sale date. The percentage of performance vesting options that would become vested and exercisable was based on the realization of certain rates of return by MDP upon the sale of BWAY Parent. The plan provided that performance based options would begin to vest upon the achievement of a 15% rate of return and that all such options would become vested upon the achievement of a 25% rate of return. All performance vesting options outstanding immediately preceding the Platinum Merger were deemed vested and were settled in cash effective with the Platinum Merger, based upon an achieved rate of return at or above 25%.

In 2012, the compensation committee awarded 300,072 stock options to certain members of management, which consisted of time vesting options and performance vesting options, as discussed above. We estimated a weighted-average grant date fair value of $3.04 per share. We began to recognize the grant date fair value of the time vesting options, or $0.4 million, as stock-based compensation expense on a straight-line basis over the required five-year service period. We will begin to recognize the grant date fair value of the performance options, or $0.5 million, in October 2012 when the performance criterion became probable. Prior to the execution of the Platinum Merger Agreement, we could not determine with any certainty the probability of the requisite exit event or return on investment targets. As such, we did not recognize any stock-based compensation expense related to the performance vesting options in 2012.

Outstanding Stock Options

	Number of Shares	Weighted- Average Exercise Price
Options outstanding, September 30, 2011	2,840,779	$5.29
Options granted	300,072	5.44
Options forfeited	(406,882)	5.29
Options exercised	—	—

Options outstanding, September 30, 2012	2,733,969	$5.31

Options vested during 2012	234,373	$5.29
Options exercisable, September 30, 2012	374,866	$5.29

The weighted-average remaining contractual term for options outstanding at September 30, 2012 was 7.9 years. All of the options outstanding at September 30, 2012 were either fully vested or were expected to vest. The aggregate intrinsic value of the options was $20.5 million as of September 30, 2012 based on a stock price of approximately $12.82 per share. Of these options, 374,866 were vested as of September 30, 2012 with a weighted-average exercise price of $5.29, an aggregate intrinsic value of $2.8 million and a weighted-average remaining contractual term of 7.8 years.

As of September 30, 2012, there was unrecognized compensation cost of $3.7 million related to nonvested time vesting options and $9.8 million related to nonvested performance vesting options. As of September 30, 2012, we expected to recognize the unrecognized compensation cost associated with time vesting options over a weighted-average period of 2.9 years. We will recognize all of the unrecognized compensation cost as of September 30, 2012, or $13.5 million, in the period up to or immediately preceding the consummation of the Platinum Merger.

In 2010, Predecessor received cash from exercised options of $1.6 million, and it recognized excess tax benefits related to the exercised options, net of tax benefits lost due to forfeitures, of $0.2 million. Predecessor also recognized excess tax benefits of $14.8 million related to options settled in the MDP Merger.

The weighted-average grant date fair value per share for options granted in 2012, 2011, Successor 2010 and Predecessor 2010 was $3.04, $2.72, $5.75 and $8.76, respectively.

In Predecessor 2010, the total intrinsic value of options exercised was $2.3 million, and the total intrinsic value of options settled in the Merger was $59.9 million. There were no options exercised in 2012, 2011 or Successor 2010.

The grant date fair value associated with options vested in 2012, 2011 and Predecessor 2010 was $1.5 million, $1.4 million and $7.4 million, respectively. There were no options vested in Successor 2010. The total fair value of options vested in Predecessor 2010 includes $4.2 million for options vested as of the MDP Merger.

Stock-Based Compensation Expense

Effective for stock options outstanding as of January 25, 2011, the strike price for outstanding options was modified from $10.00 per share to $5.29 per share. The change was made to adjust the strike price to reflect the impact of a dividend paid by BWAY Parent in October 2010. The modification resulted in incremental stock-based compensation expense of approximately $0.9 million to be recognized as stock-based compensation expense from the modification date ratably over the then remaining estimated weighted-average service period of 4.4 years.

Stock-based compensation expense by financial statement line item:

	Successor			Predecessor
($ in millions)	Year Ended 2012	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010
Stock-based compensation expense (1)
Cost of products sold (excluding depreciation and amortization) (2)	$0.4	$0.5	$0.1	$1.9
Selling and administrative expense (3)	1.0	1.0	0.2	2.0

Total stock-based compensation expense	$1.4	$1.5	$0.3	$3.9

(1)	Stock-based compensation expense is included in undistributed corporate expense in the business segment disclosure in Note 19, “Business Segments.”
(2)	In the period ended June 15, 2010, stock-based compensation expense included the recognition of $1.5 million related to options vested in the MDP Merger.
(3)	In the period ended June 15, 2010, stock-based compensation expense included the recognition of $1.7 million related to options vested in the MDP Merger.

Grant Date Fair Value

We estimated the fair value of each option on the date of grant using the BSM option-pricing model. The BSM requires various assumptions, which are summarized in the table below.

The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted in the periods presented:

	Successor			Predecessor
	Year Ended 2012	Year Ended 2011	Period From June 16, 2010 to September 30, 2010	Period From September 28, 2009 to June 15, 2010
Expected dividend yield (1)	—%	—%	—%	—%
Expected volatility (2)	57.7%	57.7%	57.7%	54.2%
Risk-free interest rate (3)	1.4	2.3	2.5	2.7
Expected term (in years) (4)	6.5	6.5	6.5	6.0

(1)	BWAY Parent has not historically paid regular dividends nor do we expect it to pay dividends in the future. As such, the assumed dividend yield is 0%.
(2)	In 2010, the expected price volatility was based on the historical volatility of BWAY Holding common stock, which was publicly traded between June 2007 and June 2010. We believe the historical volatility of BWAY Holding common stock is currently the best indicator of future volatility for purposes of determining fair value using the model.
(3)	The risk-free interest rate is based on the yield curve of U.S. Treasury securities for a period corresponding with the expected term of the option.
(4)	The expected term is estimated using a “simplified” method, which is applicable to “plain-vanilla” options. This method is allowable for companies that conclude that their historical exercise experience does not provide a reasonable basis upon which to estimate an expected term. We concluded that sufficient historical data was not available to enable a determination of a reasonable exercise experience.

12. INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

	Successor			Predecessor
($ in millions)	Year Ended 2012	Year Ended 2011	Period From June 16, 2010 to September 30, 2010	Period From September 28, 2009 to June 15, 2010
Provision for (benefit from) income taxes
U.S.	$16.5	$4.9	$1.5	$(29.4)
Foreign	—	(0.3)	—	(0.8)
State	2.6	—	0.6	(4.2)

Current (benefit from) provision for income taxes	19.1	4.6	2.1	(34.4)

Deferred tax (benefit) expense
U.S.	(6.5)	(12.9)	(2.5)	16.8
Foreign	—	7.3	—	—
State	(0.6)	(1.4)	(0.3)	1.8

Total deferred tax (benefit) expense	(7.1)	(7.0)	(2.8)	18.6

Provision for (benefit from) income taxes	$12.0	$(2.4)	$(0.7)	$(15.8)

The provision for (benefit from) income taxes differs from the amount determined by applying the U.S. statutory rate to pretax income (loss) as a result of the following:

	Successor			Predecessor
($ in millions)	Year Ended 2012	Year Ended 2011	Period From June 16, 2010 to September 30, 2010	Period From September 28, 2009 to June 15, 2010
Reconciliation of the provision for (benefit from) income taxes with the federal statutory rate
Provision for (benefit from) income taxes at the U.S. federal statutory rate	$11.8	$(47.3)	$(4.2)	$(18.5)
Increase (decrease) due to:
State tax expense (benefit), net	1.2	(0.6)	(0.2)	(1.0)
Foreign tax rate differences	—	2.2	0.1	0.4
Non-deductible merger related transaction costs	—	0.2	3.9	4.1
Statutory rate changes	0.6	1.2	—	—
Section 199 deduction	(1.9)	—	(0.1)	—
Foreign tax credit	(0.1)	(0.1)	(0.1)	(0.2)
Valuation allowance	0.3	7.3	—	—
Goodwill impairment loss	—	32.7	—	—
R&D credit	(1.1)	—	—	—
Prior year tax	0.6	—	—	—
Other, net	0.6	2.0	(0.1)	(0.6)

Provision for (benefit from) income taxes	$12.0	$(2.4)	$(0.7)	$(15.8)

Effective tax rate expressed as a percentage of income (loss) before income taxes	35.6%	1.8%	6.0%	30.0%

The components of deferred tax assets and liabilities as of the dates indicated were:

September 30 ($ in millions)	2012	2011
Deferred tax liabilities
Property, plant and equipment	$(34.5)	$(37.4)
Intangible assets	(116.9)	(132.1)
Other	(1.0)	(1.0)

Total deferred tax liabilities	(152.4)	(170.5)

Deferred tax assets
Restructuring reserves	0.1	0.7
Employee benefits	16.7	17.2
Inventory	1.3	1.7
Accounts receivable	0.9	0.6
Stock-based compensation expense	0.7	0.4
Unrecognized tax benefits	0.5	1.1
Net operating loss carryforwards	2.7	11.0
Other	5.4	6.3

Total deferred tax assets	28.3	39.0
Valuation allowance	(7.6)	(7.3)

Net deferred tax assets	20.7	31.7

Net deferred tax liability	$(131.7)	$(138.8)

Net deferred tax assets (current)	$7.1	$10.7
Net deferred tax liabilities (noncurrent)	(138.8)	(149.5)

Net deferred tax liability	$(131.7)	$(138.8)

At September 30, 2012, deferred tax assets included state net operating loss carryforwards of $2.1 million and foreign net operating loss carryforwards of $0.6 million. Due to the uncertainty of ultimate realization, the foreign net operating loss carryforwards have been fully offset by a valuation allowance. These net operating loss carryforwards have various expiration dates beginning 2022 through 2029.

In addition to the $0.6 million valuation allowance on foreign net operating loss carryforwards at September 30, 2012, due to the uncertainty of ultimate realization we had a valuation allowance of $7.0 million to fully offset certain foreign net deferred tax assets.

A reconciliation of the beginning and ending liability for unrecognized tax benefits for the periods ended:

	Successor			Predecessor
($ in millions)	Year Ended 2012	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010
Unrecognized tax benefits
Beginning balance	$1.6	$1.6	$0.8	$0.9
(Decrease) increase in tax positions for prior periods	(0.8)	—	0.8	—
Increase in tax positions for prior periods	1.0	—	—	—
Settlements with taxing authorities	—	—	—	(0.1)

Ending balance	$1.8	$1.6	$1.6	$0.8

We file income tax returns in the U.S., Canada and Puerto Rico, as well as in multiple state and provincial jurisdictions therein. With few exceptions, we are no longer subject to income tax examinations by any taxing authorities for years prior to 2008.

Included in the total liability for unrecognized tax benefits at September 30, 2012 is approximately $1.8 million that, if recognized, would affect the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Unrecognized tax benefits included in the ending balances in the table above as of September 30, 2012 and September 30, 2011 do not include accrued interest of $0.3 million and $0.2 million, respectively, and accrued penalties at each date of $0.2 million. In 2012, we recognized no interest expense and in 2011, we recognized $0.1 million in interest expense, in each case as offset by amounts paid to settle with various state authorities.

The company is being examined by the Internal Revenue Service for the Predecessor period ended June 15, 2010. We have received a proposed assessment related to this examination, but we believe the assessment has no merit. We expect the examination to be concluded in calendar 2013, and that any tax assessment will be immaterial.

Our original tax grant with the commonwealth of Puerto Rico expired effective June 2010. The Company is in the process of negotiating a new tax grant with the commonwealth of Puerto Rico for which the terms would apply to the June 2012 through September 2012 period as well as prospective years. The company expects the terms of the new grant to be substantially similar to those in the original grant and that any incremental tax in June 2010 through September 2012 period to be immaterial.

Pending the resolution of ongoing tax audits, we expect that $1.0 million of unrecognized tax benefits could change during fiscal 2013.

In 2012, 2011 and the period from June 16, 2010 to September 30, 2010, we recorded deferred tax benefits of $0.2 million, $1.4 million and $0.7 million, respectively, to stockholder’s equity related to adjustments to pension and other postemployment benefit obligations. In the period from September 28, 2009 to June 15, 2010 we recorded deferred tax benefits of $15.2 million to stockholder’s equity primarily related to excess tax benefits from the exercise of stock options, including options settled in the MDP Merger, and to adjustments to pension and other postemployment benefit obligations. The $15.2 million recognized in the period from September 28, 2009 to June 15, 2010 includes $14.8 million related to stock options settled in the MDP Merger.

13. LEASE COMMITMENTS

Generally, we lease manufacturing facilities, warehouses and office space using operating leases. However, in 2010, we acquired a capital lease on a manufacturing facility. We lease equipment under operating and capitalized leases. We recorded lease expenses of $15.2 million in 2012, $16.5 million in 2011, $3.6 million in the period from June 16, 2010 to September 30, 2010, and $8.7 million in the period from September 28, 2009 to June 15, 2010.

Future minimum lease payments under non-cancelable lease commitments:

As of September 30, 2012 ($ in millions)	Capitalized Leases	Operating Leases
Fiscal year
2013	$1.7	$12.9
2014	1.7	11.7
2015	1.4	11.2
2016	1.3	9.1
2017	1.1	7.6
2018 and thereafter	6.2	19.1

Total minimum lease payments	13.4	$71.6

Less: imputed interest	(3.9)

Present value of minimum capitalized lease payments	9.5
Less: current portion of capitalized lease obligations	(1.0)

Total long-term capitalized lease obligations	$8.5

At September 30, 2012, property, plant and equipment, net, included $8.1 million related to assets held under capital leases.

14. EMPLOYEE BENEFIT OBIGATIONS

Pension and Other Postretirement Benefit Plans

We have two defined benefit pension plans that cover certain hourly and salaried employees. Each plan has been frozen and plan benefits have been determined based on a participant’s compensation and period of employment as of the date the plan was frozen.

We have a postretirement medical benefit plan covering certain union employees. The plan is closed to new participants.

We measure pension benefit obligations and other postretirement benefit obligations as of September 30.

The components of net periodic benefit cost for the periods indicated were:

	Successor			Predecessor
($ in millions)	Year Ended 2012	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010
Defined benefit pension plans
Interest cost	$1.5	$1.5	$0.5	$1.1
Expected return on plan assets	(1.4)	(1.4)	(0.4)	(0.7)
Amortization of actuarial loss	0.1	—	—	0.2

	0.2	0.1	0.1	0.6

Other benefits
Interest cost	0.4	0.4	0.1	0.3

Total net periodic benefit cost	$0.6	$0.5	$0.2	$0.9

The following table reflects the change in the fair value of plan assets and projected benefit obligation and weighted-average assumptions for the periods indicated:

	Pension Benefits		Other Benefits
September 30 ($ in millions)	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation, beginning of period	$32.1	$31.0	$8.4	$7.8
Interest cost	1.5	1.5	0.4	0.4
Actuarial loss (gain)	2.8	1.0	(0.8)	0.6
Benefit payments	(1.5)	(1.4)	(0.2)	(0.4)

Benefit obligation, end of period	34.9	32.1	7.8	8.4

Change in plan assets
Fair value of plan assets, beginning of period	17.7	17.3	—	—
Fair value adjustment in purchase accounting		—	—	—
Actual return on plan assets	2.8	(0.5)	—	—
Company contributions	2.5	2.3	0.2	0.4
Benefit payments	(1.5)	(1.4)	(0.2)	(0.4)

Fair value of plan assets, end of period	21.5	17.7	—	—

Funded status	$(13.4)	$(14.4)	$(7.8)	$(8.4)

	Pension Benefits		Other Benefits
September 30 ($ in millions)	2012	2011	2012	2011
Amounts recognized in the balance sheet
Current liabilities	$—	$—	$(0.5)	$(0.6)
Other liabilities	(13.4)	(14.4)	(7.3)	(7.8)

Funded status	$(13.4)	$(14.4)	$(7.8)	$(8.4)

	Pension Benefits		Other Benefits
($ in millions)	2012	2011	2012	2011
Assumptions used to determine benefit obligations
Discount rate	4.22%	4.86%	3.95%	4.67%
Assumptions used to determine net periodic benefit cost
Discount rate	4.86%	4.93%	4.67%	4.75%
Expected return on plan assets	7.75%	8.00%	n/a	n/a
Assumed health care cost trend rates
Health care cost trend rates assumed for next year (Pre-65)	n/a	n/a	8.0%	8.5%
Health care cost trend rates assumed for next year (Post-65)	n/a	n/a	7.5%	8.0%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	n/a	n/a	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2018	2018

The accumulated benefit obligation for the defined benefit pension plans was $34.9 million and $32.1 million at September 30, 2012 and September 30, 2011, respectively. The accumulated benefit obligation for the other benefit plan was $7.8 million and $8.4 million at September 30, 2012 and September 30, 2011, respectively.

Our defined benefit pension and other postretirement benefit costs and obligations are dependent on actuarial assumptions in calculating such amounts. These assumptions, which we review periodically, include the discount rate, long-term expected rate of return on plan assets, healthcare cost trend rate and other economic and demographic factors. In estimating discount rates for the defined benefit pension plan and the other postretirement benefit plans, we evaluate the AA-rated corporate long-term bond yield rate in the United States at the end of our fiscal year as an estimate of the rate that would generate matching cash flows to pay benefits under the plans if invested in a portfolio of high quality debt instruments. The long-term expected rate of return on plan assets is based on a combination of historical results of the portfolio and our expectation of future returns that we expect to realize over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends. Since the defined benefit pension plans were frozen, as discussed above, we did not make salary growth assumptions.

	Fair Value of Pension Plan Assets
September 30 ($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2012
Cash	$0.6	$0.6	$—	$—
U.S. equity securities	1.2	1.2	—	—
Mutual funds (a)	13.9	—	13.9	—
Deferred annuity contracts (b)	5.8	—	—	5.8

Total	$21.5	$1.8	$13.9	$5.8

2011
Cash	$0.7	$0.7	$—	$—
U.S. equity securities	0.9	0.9	—	—
Mutual funds (a)	10.9	—	10.9	—
Deferred annuity contracts (b)	5.2	—	—	5.2

Total fair value	$17.7	$1.6	$10.9	$5.2

(a)	The majority of mutual funds are invested in international portfolios.
(b)	These contracts are investment instruments that allow the plan to invest in a range of securities offered by ING that consist primarily of equity and fixed income mutual funds. The contracts provide the plan with two possible outcomes based on the age of the annuitants tied to the contracts:
(i)	If the annuitant dies before age 90, the plan receives a death benefit value based on the greater of investment accumulation value, an established high-water mark or a 7% guaranteed return applied to the initial investment and subsequent credits.
(ii)	If the annuitant dies after age 90, the plan can either redeem the annuity contracts for a value equal to the underlying investments or it can elect to receive annuity payments for the latter of 10 years or until the annuitant’s death.

($ in millions)	Level 3 Fair Value
Pension plan assets
Balance, September 30, 2011	$5.2
Actual return on plan assets still held at the reporting period included in net periodic pension cost	0.6

Balance, September 30, 2012	$5.8

The fair value of plan assets included in level 3 relates to deferred annuity contracts. We estimate the fair value of the deferred annuity contracts based on the sum of (1) an accumulation value of mutual fund units ($4.2 million) based on net asset values that can be obtained from quoted market prices , (2) a probability-weighted present value of the guaranteed death benefit feature ($2.0 million) and (3) the probability-weighted present value of other options available under the contracts ($0.4 million), less the probability-weighted present value of projected annuity fees ($0.8 million). The estimated fair value includes assumptions based upon the mortality rates of the underlying annuitants, the risk free rates of return plus the equivalent AA corporate bond yield, and the credit ratings of the counterparty, among others.

Target asset allocations for the defined benefit plans is set to maintain an asset split of 60% in equities and 40% in bonds. Actual asset allocations at September 30, 2012 and September 30, 2011 are within our target allocations.

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a determined level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and non-domestic stock, as well as growth, value and small and large capitalizations. Other assets such as real estate, private equity and hedge funds may be used to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

Estimated future benefit payments under the defined benefit pension plans and other postretirement benefits by fiscal year are as follows:

As of September 30, 2012 ($ in millions)	Pension Benefits	Other Benefits
Fiscal year
2013	$1.5	$0.6
2014	1.7	0.5
2015	1.7	0.5
2016	1.7	0.6
2017	1.8	0.5
2018 - 2022	9.9	2.9

In 2013, we expect to contribute approximately $2.5 million to the pension plans and pay approximately $0.5 million for other postretirement benefits.

Assumed health care cost trend rates could have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

($ in millions)	1% Increase	1% Decrease
Effect on total of service and interest components	$—	$—
Effect on accumulated postretirement benefit obligation	0.8	(0.7)

Defined Contribution Plans

We offer qualified defined contribution plans that cover substantially all full-time employees. Under the plans, we match employee contributions up to a certain limit. Our net contributions to these plans were $3.5 million, $3.2 million, $1.0 million and $2.6 million in 2012, 2011, the period from June 16, 2010 to September 30, 2010, and the period from September 28, 2009 to June 15, 2010, respectively. We also have a plan that provides for a deferred profit sharing component, which is funded at the discretion of the compensation committee. There were no contributions related to the deferred profit sharing component of the plan in any of the periods presented herein.

Supplemental Executive Retirement Plan Benefits

We provide retirement benefits to certain current and former executives in the form of supplemental executive retirement plan (“SERP”) benefits pursuant to individual agreements with each executive. We recorded expenses of $0.9 million in 2012, $0.3 million in 2011, $0.5 million in the period from June 16, 2010 to September 30, 2010, and $0.5 million in the period from September 28, 2009 to June 15, 2010 related to these plans using discount rates of 4.12%, 4.75%, 4.68%, and 5.38%, respectively. We paid SERP benefits of approximately $0.7 million in 2012, $0.7 million in 2011, $0.1 million in the period from June 16, 2010 to September 30, 2010, and $0.6 million in the period from September 28, 2009 to June 15, 2010. We had accrued SERP liabilities of $6.7 million at September 30, 2012 and $6.5 million at September 30, 2011. The current and the noncurrent portions of the SERP liability are recorded in other current liabilities and other liabilities, respectively, in the consolidated balance sheets. The liabilities at the end of 2012 and 2011 were determined using a discount rate of 4.12% and 4.75%, respectively. The SERPs are unfunded.

Estimated future benefit payments under the SERP agreements are as follows:

As of September 30, 2012 ($ in millions)	Future Benefits
Fiscal year
2013	$0.7
2014	0.7
2015	0.7
2016	0.6
2017	0.5
2018 - 2022	2.0

Multiemployer Pension Plans

We contribute to certain union sponsored multiemployer pension plans that provide benefits to certain union employees under collective bargaining agreements. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

(a)	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

(b)	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

(c)	If we choose to stop participating in any of our multiemployer plans, we may be required to pay those plans an amount based on the unfunded status of the plan, referred to as a withdrawal liability.

Our participation in significant multiemployer pension plans for 2012 is summarized in the following table. For each, the plan year ends December 31.

($ in millions)

Pension Fund	EIN/ Pension Plan Number	PPA Zone Status (a)		FIP/RP Status (b)	Employer Contributions (c)			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
		2012	2011		2012	2011	2010
IUE-CWA Pension Plan	22-6250252/ 001	Red	Red	Implemented	$0.5	$0.5	$0.5	No	11/6/2015
Steelworkers Pension Trust	23-6648508/ 499	Green	Green	No	0.3	0.3	0.4	No	4/30/2016

Total contributions					$0.8	$0.8	$0.9

(a)	The most recent Pension Protection Act (“PPA”) zone as certified by the plan’s actuary. Zone status is determined based upon the funding ratio of plan assets to plan liabilities determined as of the beginning of the plan year. Generally, plans in the green zone are at least 80 funded, plans in the yellow zone are less than 80 percent funded and plans in the red zone are less than 65 percent funded. The status indicated for 2012 and 2011 is as of January 1, 2012 and 2011, respectively.
(b)	The FIP/RP Status column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.
(c)	Contributions for our fiscal years ended September 30, 2012 and 2011 and for the combined periods of 2010. Contributions in the Successor 2010 and Predecessor 2010 periods were approximately $0.2 million and $0.3 million, respectively, for the IUE-CWA plan and approximately $0.1 million and $0.3 million, respectively, for the Steelworkers plan. We do not believe our contributions to either plan exceeded five percent of the total contributions made to the plan during the plan years ended December 31, 2011, 2010, or 2009.

Withdrawal Liabilities. Generally, a pension withdrawal liability is determined at the end of the plan year in which an employer withdraws. The participating employer would be required to pay to the fund its pro rata share of any plan deficit at the end of the plan year. The employer would not be entitled to any portion of a plan surplus.

In 2008, we closed our Franklin Park facility and stopped participating in multiemployer pension plans for the affected employees. As a result, we were responsible for pension withdrawal liabilities from two multiemployer pension plans. At September 30, 2012 and September 30, 2011, we had accrued $4.3 million and $4.4 million, respectively, related to these pension withdrawal liabilities. Annual payments on these pension withdrawal liabilities, which are paid on a monthly basis and include interest, are approximately $0.4 million through July 2029 and $0.2 million thereafter though September 2030.

15. RELATED PARTY TRANSACTIONS

Income Taxes

BWAY Parent and its domestic subsidiaries, including BWAY Intermediate, file a consolidated federal income tax return. The companies file state tax returns on a consolidated, combined or separate basis depending on applicable tax laws.

In 2012 and 2011, we increased stockholder’s equity by $6.8 million and $7.1 million, respectively, related to non-cash contributions from BWAY Parent in the form of income tax deductions of BWAY Parent utilized to reduce our taxable income.

MDP

At the closing of the MDP Merger, we paid Madison Dearborn Partners V-B, L.P. and Madison Dearborn Partners VI-B, L.P., each an affiliate of MDP (collectively, the “MDP Management Services Affiliates”), an aggregate transaction fee of $5.0 million and reimbursed them $0.5 million of out-of-pocket expenses incurred in connection with the transaction.

As of September 30, 2012, we were party to a management services agreement (the “Management Services Agreement”) with the MDP Management Services Affiliates, whereby they could receive a transaction fee in connection with the consummation of certain corporate transactions as well as reimbursement for out-of-pocket expenses. The agreement was terminated in November 2012 concurrent with the Platinum Merger.

16. RESTRUCTURING

The components of restructuring liabilities by reportable segment, including certain amounts not allocated to a segment, as of the dates indicated and the change in the liabilities during the period were as follows:

September 30 ($ in millions)	Balance 2011	Additions	Expenditures	Balance 2012
Plastic packaging segment
Severance and benefit costs	$0.7	$—	$(0.7)	$—
Facility closure costs	0.4	1.2	(1.4)	0.2

Total plastic packaging segment	1.1	1.2	(2.1)	0.2

Metal packaging segment
Pension withdrawal liabilities	4.4	—	(0.1)	4.3
Facility closure costs	1.0	—	(0.6)	0.4

Total metal packaging segment	5.4	—	(0.7)	4.7

Corporate unallocated
Severance and benefit costs	1.4	0.2	(1.4)	0.2

Total restructuring liabilities	$7.9	$1.4	$(4.2)	$5.1

September 30 ($ in millions)	2012	2011
Balance by line item
Current liabilities	$1.0	$3.6
Other liabilities	4.1	4.3

Total restructuring liabilities	$5.1	$7.9

On-going Restructuring Initiatives

We incurred costs in 2012 related to the following restructuring activities.

Macon. In the fourth quarter of 2011, management committed to a plan to close the Macon, Georgia manufacturing facility, which was acquired in the Plastican acquisition. We ceased production at the facility in the first quarter of 2012 and the lease on the facility expired in October 2012. Manufacturing and certain equipment was transferred to other of our manufacturing facilities. In 2012, we recorded restructuring expenses related to this closure of $1.0 million, primarily related to leasehold related costs and facility closure and holding costs.

Phoenix. In the first quarter of 2011, management committed to a plan to close the Phoenix, Arizona manufacturing facility, which was acquired in the Plastican acquisition. We ceased production at the facility in the second quarter of 2011 and the lease expired in October 2011. We relocated manufacturing and certain equipment to other of our manufacturing facilities. In 2012, we recorded restructuring expenses of $0.1 million, primarily related to facility closure and holding costs.

Plastican. In the second quarter of 2011, we discontinued the use of a leased warehouse acquired in the Plastican acquisition. In 2012, we recorded restructuring expenses of $0.1 million related to leasehold and certain holding costs. The lease expired in September 2012.

Central Can. In conjunction with the Central Can acquisition in 2009, Predecessor implemented a plan to close our Brampton, Ontario facility. In 2012, we recorded restructuring expenses of $0.1 million, primarily related to holding costs. We will continue to incur certain holding costs associated with the facility until the expiration of the lease in July 2016. These holding costs are expensed as incurred.

Corporate. In 2011, management committed to a plan to eliminate certain salaried positions. In 2012, we recorded restructuring expenses of $0.1 million associated with this plan for severance and benefits. All of the positions have been terminated and final payments will be made in 2013.

In May 2009, Predecessor implemented a plan to eliminate its operating divisions and restructure management in order to operate the company as a single entity. In 2012, we recorded restructuring expenses of $0.1 million, primarily related to holding costs associated with employee relocations. Although all affected employees have been terminated or relocated, we will continue to incur holding costs associated with real estate for certain relocated employees. These costs are expensed as incurred.

Other Initiatives. In May 2008, Predecessor closed the Franklin Park, Illinois manufacturing facilities in conjunction with productivity and cost-savings initiatives. The Franklin Park lease expired in 2012.

17. SUPPLEMENTAL CASH FLOW DISCLOSURES

	Successor			Predecessor
($ in millions)	Year Ended 2012	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010
Net cash paid (refunded) for:
Interest	$44.6	$48.2	$7.5	$28.1
Income taxes	11.0	(1.6)	(28.5)	11.3
Business acquisitions
Fair value of assets acquired, net of cash	$0.2	$106.9	$—	$32.9
Fair value of liabilities assumed, including debt repaid at closing	—	(54.7)	—	(0.6)

Cash paid for business acquisitions	$0.2	$52.2	$—	$32.3

	Successor			Predecessor
($ in millions)	Year Ended 2012	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010
Non-cash investing and financing activities
Amounts owed for capital expenditures	$0.8	$0.5	$1.8	$1.4
Assets acquired through capital lease	0.3	1.1	—	0.8
Non-cash contribution by BWAY Parent (1)	6.8	7.1	—	—

(1)	See “Income Taxes” under Note 15, “Related Party Transactions.”

18. COMMITMENTS AND CONTINGENCIES

Environmental

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in material compliance with all applicable environmental, health and safety laws, although future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. We do not expect to incur material capital expenditures for environmental control projects in the next 12 months.

Some of our current and former facilities are currently involved in environmental investigations, remediation or other claims resulting from the release of hazardous substances or the presence of other contaminants. While we do not believe that any identified investigation or remediation obligations will have a material adverse effect on our financial position, results of operations or cash flows, there is no assurance that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material effect on our financial position, results of operations or cash flows.

Our Homerville, Georgia facility is undergoing corrective action pursuant to the Georgia Hazardous Site Remediation Program regarding an area of drum disposal at the facility. Owens-Illinois, Inc., a former operator of the facility, is conducting the majority of the cleanup. In 2011, through a remediation plan developed with state oversight, we completed our portion of the cleanup at the facility.

In a letter dated March 14, 2007, the United States Environmental Protection Agency (the “EPA”) informed Predecessor that corrective action was required at the Company’s Cincinnati, Ohio facility to address documented releases of hazardous substances at the site. The documented releases referenced by the EPA occurred prior to Predecessor’s ownership of the site. The EPA has requested that the Company enter into an Administrative Order on Consent under the Resource Conservation and Recovery Act (the “RCRA”) with respect to corrective action obligations. We are working with the EPA to address their concerns, and we have notified the former owner of the site, whom we believe has indemnity obligations to us with respect to these claims.

We are currently investigating soil impacts associated with past construction efforts at our facility in Dayton, New Jersey. Under the oversight of New Jersey Department of Environmental Protection, we are investigating the presence of polychlorinated biphenyls impacts in soil associated with historic operations at this site. Remediation alternatives include capping and possible removal of impacted soils.

Third party remediation is also occurring in connection with known and potential soil and groundwater impacts at facilities that we own. For example, in 2007 Peoples Gas, which previously operated a manufactured gas plant near our facility at 3200 S. Kilbourn Avenue, Chicago, Illinois, entered into an agreement with the EPA to investigate and remediate the site. At our Trenton, New Jersey facility, a third-party entered into an administrative consent order with the New Jersey Department of Environmental Protection to remediate soil and groundwater impacts. Should third parties fail to complete remediation at these facilities, we could incur costs in connection with such remediation obligations.

From time to time, we receive requests for information or are identified as a potentially responsible party (“PRP”) pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to liability for cleanup of off-site waste disposal sites utilized by current or former facilities or our predecessors in interest. While we do not believe that any of these identified matters will have a material effect on our financial position, results of operations or cash flows, there is no assurance that such obligations will not arise in the future.

We are a member of a PRP group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to Predecessor’s acquisition of the facility in 1989. The Company joined the PRP group in order to reduce exposure, which is estimated to be approximately $0.1 million.

The EPA has issued to us a Notice of Violation for air emission permit violations associated with our 3200 S. Kilbourn Avenue, Chicago, Illinois facility. While we believe that the circumstances leading to the violations have been corrected, we could potentially face penalties in connection with resolving the Notice of Violation.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We believe that the resolution of environmental matters, individually or in the aggregate, materially in excess of amounts accrued, is not reasonably possible. At September 30, 2012 and September 30, 2011, we had accrued approximately $0.6 million and $0.2 million, respectively, related to environmental liabilities (including the matters described above). Our environmental accrual is an estimate and future expenditures may exceed our estimate. Environmental related liabilities are included in other current liabilities in the consolidated balance sheets.

Self Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. At September 30, 2012 and September 30, 2011, we had accrued approximately $8.5 million and $7.9 million, respectively, related to these self-insurance liabilities, which are included in other current liabilities in the consolidated balance sheets.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial position, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described above. At September 30, 2012 and September 30, 2011, we had accrued liabilities related to pending litigation matters of approximately $0.4 million and $0.3 million, respectively, which were included in other current liabilities in the consolidated balance sheets.

Lead Pigment and Lead Paint Litigation

Wisconsin Personal Injury Lawsuits

In late 2006 and early 2007, our Armstrong Containers, Inc. (“Armstrong”) subsidiary was named as an alleged successor-in-interest in approximately thirty-three lead paint related personal injury lawsuits in Wisconsin. By 2008, all but six of these cases were dismissed without prejudice, leaving only Godoy v. American Cyanamid Co., et al.; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV- 277 (“Godoy”) and the Burton, Clark, Gibson, Stokes and Owens cases (as cited below).

After an unsuccessful appeal to the Wisconsin Supreme Court, the Godoy plaintiff filed, and the court granted, a motion to dismiss his claims without prejudice. During the pendency of the Godoy appeal to the Wisconsin Supreme Court, the proceedings in the Burton, Clark, Gibson, Stokes and Owens matters were stayed. After the stays were lifted, the Gibson defendants filed, and the court granted, a motion for summary judgment as to the Gibson plaintiff’s claims. The Gibson plaintiff has appealed this decision to the Seventh Circuit Court of Appeals. The Seventh Circuit Court of Appeals heard oral argument on January 9, 2012. The court has not yet issued a ruling.

Following the dismissal of the Gibson lawsuit, defendants in Clark, Burton, Stokes, Owens and Sifuentes (as cited below) filed motions for summary judgment on the same grounds as their motion for summary judgment in Gibson. Defendants also requested a stay of Clark, Burton, Stokes, Owens and Sifuentes pending the outcome of the plaintiffs’ appeal in Gibson. During a January 13, 2011 status conference, the Clark court granted defendants’ motion to stay all proceedings without ruling on defendants’ motion for summary judgment. On April 5, 2011, the court in Burton, Stokes, Owens and Sifuentes denied defendants’ motions for summary judgment in each of those cases. Contemporaneously therewith, the court stayed each of those cases pending the outcome of the Gibson appeal.

In January 2011, two additional lawsuits were filed on behalf of current and former Wisconsin residents alleging injuries caused by exposure to lead paint in which Armstrong was named as a defendant. The cases are: Allen et. al v. American Cyanamid Co. et al. (“Allen”) and Williams et al. v. Goodwin et. al. (“Williams”).

On May 19, 2011, the defendants in Allen, including Armstrong, filed three joint motions: (1) a motion to dismiss for lack of jurisdiction, (2) a motion to dismiss or, in the alternative, to sever for misjoinder and (3) a motion to stay the case pending the outcome of the Gibson appeal. On June 29, 2011, the Court entered an Order staying the Allen matter pending the outcome of the Gibson appeal without ruling on defendants’ motion to dismiss.

On May 16, 2011, in Williams, defendant Transportation Insurance Company (“DTC”), the insurance provider for the manager of the property at issue, filed a motion to bifurcate the case (separating underlying coverage issues from all other issues) and to stay all other activity in the case until the coverage issues are resolved. After a telephonic hearing on June 28, 2011, the court bifurcated the case as requested and stayed all other activity until the coverage issues are resolved. The lead industry defendants including Armstrong, filed their Answers to plaintiffs’ operative complaint on June 23, 2011. Subsequently, the lead industry defendants obtained an agreement with plaintiffs to extend the stay in Williams pending the outcome of the Gibson appeal.

In the summer of 2011, Armstrong was served with a new lead paint personal injury lawsuit filed against various lead industry defendants, including Armstrong. The case is: Valoe v. American Cyanamid Co., et al. (“Valoe”). Armstrong filed its Answer to the Valoe Complaint on August 29, 2011. Pursuant to an agreement among the parties, the Valoe case is stayed pending the outcome of the Gibson appeal.

There were no other lead paint actions filed, settled or otherwise dismissed during 2012. Taking into account the filing of Allen, Williams and Valoe and the Godoy dismissal, a total of nine lead paint personal injury lawsuits currently are pending against Armstrong in Wisconsin. These lawsuits include:

Allen, et al. v. American Cyanamid Co., et al.; U.S.D.C for E.D. Wis.; Case No. 11-C-0055, complaint filed January 19, 2011;

Burton v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 2:07-CV-00303-LA, complaint filed December 26, 2006 (“Burton”);

Clark v. American Cyanamid Co., et al.; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012653; Case Code 30107, complaint filed December 27, 2006 (“Clark”);

Gibson v. Armstrong Containers, Inc., et al.; U.S.D.C. for E.D. Wis.; Case No. 2:07-CV-00864-RTR (pending appeal at the Seventh Circuit Court of Appeals, Docket No. 10-3814 (“Gibson”);

Owens v. Latasha Conley, et al.; U.S.D.C. for E.D. Wis.; Case No. 06-CV-012604, Case Code 30107, complaint filed December 22, 2006 (“Owens”);

Sifuentes v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 10-CV-0075, complaint filed January 28, 2010 (“Sifuentes”);

Stokes v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 2:07-CV-00865-LA, complaint filed December 27, 2006 (“Stokes”);

Valoe v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 2:11-CV-00425, complaint filed May 3, 2011; and

Williams v. Goodwin, et al.; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 2001-CV-001045, complaint filed January 21, 2011.

All of the cases currently are stayed pending the outcome of the Gibson appeal.

In the Clark matter, on October 22, 2012, Judge Witkowiak held a telephonic status conference to discuss the status of the case. At the status conference, the parties informed Judge Witkowiak that the 7th Circuit had not yet ruled on the Gibson matter. Following the conference, the stay remained in place. Judge Witkowiak has set the matter for a hearing on February 1, 2013 to consider whether certain pending motions should be ruled upon during the stay. The parties’ deadline for submission of papers related to this issue January 18, 2013.

The amount of each claim pending is unknown and to date no cases have been settled.

Each of the nine lawsuits served upon Armstrong has been tendered to Armstrong’s insurers, for which Armstrong had insurance policies in place during the potentially relevant period. Various insurers are participating in the defense of the cases subject to reservation of rights or other agreements.

Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to provide a range of reasonably possible losses related to this litigation. As of September 30, 2012, we had not accrued any amounts for lead paint related personal injury claims other than amounts spent to meet our insurance deductibles or retentions.

Letters of Credit

At September 30, 2012, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.6 million, primarily in favor of our workers’ compensation insurers.

Collective Bargaining Agreements

As of September 30, 2012, approximately 32% of our hourly employees worked under nine separate collective bargaining agreements. As of September 30, 2012, two of the nine collective bargaining agreements, representing approximately 19% of the unionized workforce, will become amendable prior to October 1, 2013.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primarily electricity and natural gas) used in our manufacturing processes.

19. BUSINESS SEGMENTS

Management reviews operations along our product lines in two reportable segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products they manufacture. The primary raw materials and manufacturing processes are unique for each segment. Our business segments are further described below.

Metal Packaging. The metal packaging segment includes our rigid metal containers made from steel, including paint cans and compounds, aerosol cans, oblong cans, a variety of other specialty cans and ammunition boxes. Metal packaging segment production facilities, generally, and manufacturing processes are distinct from those of our plastic packaging segment.

Plastic Packaging. The plastic packaging segment includes our rigid plastic containers made from plastic resin, including injection-molded plastic pails and blow-molded tight-head containers, hybrid and all-plastic paint cans, bottles and drums. Plastic packaging segment production facilities, generally, and manufacturing processes are distinct from those of our metal packaging segment.

We do not allocate stock-based compensation expense or certain other general administrative expenses to our business segments for reporting purposes. These unallocated expenses are included in our business segment disclosures as “corporate undistributed expenses.”

Our segment asset disclosures include those inventories, property, plant and equipment, goodwill and other intangible assets applicable to the segment. The accounting policies of our segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” There were no significant inter-segment sales in the periods presented in the financial statements. Management’s evaluation of segment performance is principally based on a measure of segment earnings, which we calculate as segment net sales less cost of products (excluding depreciation and amortization) and selling expenses (“Segment Earnings”).

The following tables set forth certain financial information attributable to our business segments for the periods indicated:

	Successor			Predecessor
($ in millions)	Year Ended 2012	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010
Net sales (1)
Metal packaging	$726.3	$693.6	$210.3	$445.8
Plastic packaging	453.5	467.9	114.7	260.1

Consolidated net sales	$1,179.8	$1,161.5	$325.0	$705.9

Segment earnings (2)
Metal packaging	$148.5	$130.7	$36.7	$79.0
Plastic packaging	25.1	20.0	9.9	25.0

Segment earnings	$173.6	$150.7	$46.6	$104.0

Reconciliation of segment earnings to income (loss) before income taxes
Segment earnings	$173.6	$150.7	$46.6	$104.0
Depreciation and amortization expense	(88.4)	(91.9)	(22.0)	(37.1)
Corporate undistributed expenses (3)	(13.5)	(10.3)	(4.1)	(13.8)
Other undistributed expenses (4)	(38.0)	(183.5)	(32.4)	(105.9)

Income (loss) before income taxes	$33.7	$(135.0)	$(11.9)	$(52.8)

Depreciation and amortization
Metal packaging	$48.8	$50.5	$13.8	$16.8
Plastic packaging	35.5	38.0	7.1	19.1

Segment depreciation and amortization	84.3	88.5	20.9	35.9
Corporate	4.1	3.4	1.1	1.2

Consolidated depreciation and amortization	$88.4	$91.9	$22.0	$37.1

(1)	In the periods presented, there were no significant intersegment sales.
(2)	Management uses a measure of segment earnings to evaluate segment performance. We calculate segment earnings as net sales less costs of products sold and selling expenses, each as related to the applicable segment. Segment earnings exclude depreciation and amortization and goodwill impairment loss.
(3)	Corporate undistributed expenses include stock-based compensation expense and certain other general administrative expenses not allocated to the segments for reporting purposes. Corporate undistributed expenses exclude depreciation and amortization.
(4)	Other undistributed expenses not allocated to segments include the following: restructuring expense, interest expense, merger transaction costs, business acquisitions costs, gain on sale of equipment, loss on extinguishment of debt, other and goodwill impairment loss.

The following table sets forth total assets attributable to our business segments as of the dates indicated:

September 30 ($ in millions)	2012	2011
Total assets by segment
Metal packaging	$699.6	$737.1
Plastic packaging	205.9	224.1

Segment total assets	905.5	961.2
Corporate	279.3	276.6

Consolidated total assets	$1,184.8	$1,237.8

Capital expenditures by business segment for the periods ended:

	Successor			Predecessor
($ in millions)	Year Ended 2012	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010
Capital expenditures
Metal packaging	$10.7	$10.0	$1.6	$4.7
Plastic packaging	20.3	15.7	2.7	8.0

Segment capital expenditures	31.0	25.7	4.3	12.7
Corporate	4.6	11.1	2.1	5.4

Consolidated capital expenditures	$35.6	$36.8	$6.4	$18.1

The following table sets forth customer sales information by business segment for the periods indicated:

	Successor			Predecessor
($ in millions)	2012	2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010
Percentage of sales to top ten customers
Metal packaging segment	47%	46%	50%	50%
Plastic packaging segment	33	30	42	42
Consolidated	37	33	42	42

Percentage of sales to the largest customer
Metal packaging segment	17%	17%	19%	19%
Plastic packaging segment	9	8	18	18
Consolidated	14	13	19	19

	Successor			Predecessor
($ in millions)	2012	2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010
Percentage of sales by geographic location (based on location of customer)
United States	93%	93%	92%	92%
Canada	7	7	8	8

20. SUBSEQUENT EVENTS

Platinum Merger

Effective November 5, 2012, pursuant to the Merger Agreement, the Platinum Funds and certain members of management acquired BWAY Parent from MDP and the Management Investors via merger. The aggregate purchase price was approximately $1.2 billion, including approximately $410.6 million paid for the equity securities of BWAY Parent, and is subject to a final working capital adjustment. The Platinum Merger will be accounted for as a business combination using the acquisition method of accounting and our financial statements will reflect a new basis of accounting that will be based on the fair value of net assets acquired as of the acquisition date. We will present our initial purchase price allocation in the consolidated financial statements as of December 31, 2012.

The purchase price was financed through a capital contribution of $269.2 million, $772.2 million of net proceeds from new debt and the assumption of $205.0 million of outstanding principal under the 2018 Notes.

The new debt issued at closing consists of a $470.0 million term loan under a new senior secured credit facility (described below) and $335.0 million aggregate principal amount of senior PIK toggle notes issued by BOE Merger Corporation and assumed by BWAY Parent. Although we may be required to provide funds to BWAY Parent to enable it to pay cash interest on its debt, we will not reflect BWAY Parent’s debt, debt issuance costs or the related interest expense in our financial statements. We have not guaranteed BWAY Parent’s debt nor do we intend to assume its debt or retire all or a portion of its debt in a debt or equity offering.

As a result of the transaction, we will incur costs and expenses of approximately $71.5 million, which includes debt issuance costs, transaction fees and expenses and costs and expenses related to the extinguishment of debt. The majority of these amounts were paid using proceeds from the new debt. In addition, we will expense $13.0 million of unrecognized stock-based compensation expense, $23.3 million of unamortized debt issuance costs and $3.8 million of unamortized OID.

New Senior Secured Credit Facilities

In connection with the Platinum Merger, we entered into (i) a senior secured term loan facility in an aggregate principal amount of $470.0 million (the “2012 Term Loan”), pursuant to a term loan credit agreement, dated as of November 5, 2012, by and among BWAY Holding, as lead borrower, BWAY Intermediate, BWAY Corporation and North America Packaging Corporation, as subsidiary borrowers, the lenders party thereto from time to time, and (ii) a $150.0 million senior secured asset-based revolving credit facility, pursuant to a credit agreement, dated as of November 5, 2012, by and among BWAY Holding, as lead borrower, certain domestic subsidiaries signatories thereto, as subsidiary borrowers, BWAY Intermediate, the lenders party thereto from time to time (the “ABL Facility” and together, with the 2012 Term Loan, the “2012 Senior Secured Credit Facilities”). The net proceeds from the 2012 Term Loan were used to finance in part the consideration paid in the Platinum Merger, to pay off our existing indebtedness in connection with the Platinum Merger and to pay fees and expenses related to the Platinum Merger and the associated financings. The 2012 Term Loan will mature on August 6, 2017 and the ABL Facility will mature on May 6, 2017.

The 2012 Term Loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest is payable on the 2012 Senior Secured Credit Facilities at a rate equal to the LIBO rate or the base rate, plus an applicable margin.

The applicable margin on borrowings under the ABL Facility may be increased or reduced by 0.25% based on step downs based on the average availability, as a percentage of the aggregate commitments under the ABL Facility.

Up to $30.0 million of the ABL Facility is available for issuances of letters of credit and any such issuance of letters of credit will reduce the amount available under the ABL Facility on a dollar-for-dollar basis. We are required to pay a commitment fee to the lenders on the average daily unused portion of the ABL Facility at a rate of 0.50% per annum through maturity. After the first delivery of a borrowing base certificate following the first full fiscal quarter completed after the closing date, the commitment fee may be reduced by 0.25% based on a step down tied to average utilization of the commitments under the ABL Facility.

The 2012 Senior Secured Credit Facilities are guaranteed by BWAY Intermediate and each of BWAY Holding’s current and future direct and indirect wholly-owned subsidiaries (the “Guarantors”) other than (i) unrestricted subsidiaries, (ii) certain immaterial subsidiaries, (iii) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, and (vi) any subsidiary that is prohibited by applicable law or contractual obligation from guaranteeing the 2012 Senior Secured Credit Facilities or which would require governmental approval to provide a guarantee (unless such approval has been received).

The ABL Facility is secured by a first priority security interest (subject to permitted liens and certain other exceptions) on substantially all of BWAY Holding’s, any co-borrowers’ and the Guarantors’ current assets. The ABL Facility also has a second priority lien on all fixed assets (second in priority to the liens securing the 2012 Term Loan). The 2012 Term Loan is secured by a first priority security interest (subject to permitted liens and certain other exceptions) on substantially all of BWAY Holding’s and the Guarantors’ fixed assets. The 2012 Term Loan has a second priority lien on all current assets (second in priority to the liens securing the ABL Facility).

We may repay all or any portion of the outstanding 2012 Term Loan at any time, and may reduce the unutilized portion of the ABL Facility in whole or in part without premium or penalty, subject to (i) redeployment costs in the case of prepayment of LIBO borrowings other than the last day of the relevant interest period and (ii) a 1.00% prepayment premium on any prepaid 2012 Term Loans in the first year after the closing date in connection with a repricing transaction.

Subject to certain exceptions and reinvestment rights, the 2012 Term Loan requires that 100% of the net cash proceeds from certain asset sales, insurance recovery and condemnation events and debt issuances and 50% (subject to step-downs based on first lien net leverage ratio) from excess cash flow for each fiscal year (commencing with the fiscal year ending September 30, 2014) must be used to pay down outstanding borrowings under the Term Loan. The ABL Facility requires that BWAY Holding and any co-borrowers repay the outstanding ABL loans (and cash-collateralize outstanding letters of credit) to the extent that such loans, unreimbursed letter of credit drawings and outstanding letters of credit exceed the line cap in an amount equal to such excess.

The 2012 Senior Secured Credit Facilities contain certain negative covenants (subject to exceptions, materiality thresholds and baskets) including, without limitation, negative covenants that limit BWAY Holding’s and its restricted subsidiaries’ ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments or modify certain debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict BWAY Holding’s and its restricted subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, or change fiscal year. The ABL Facility also includes a financial maintenance covenant whereby we must maintain a minimum fixed charge coverage ratio of 1:1, tested only if availability under the ABL Facility is less than the greater of 10% of the commitments under the new ABL facility and $14.0 million.

The 2012 Senior Secured Credit Facilities contain events of default, including, without limitation (subject to customary grace periods and materiality thresholds) events of default upon (i) the failure to make payments under the Senior Secured Credit Facilities, (ii) violation of covenants, (iii) incorrectness of representations and warranties, (iv) cross default and cross acceleration to other material indebtedness in excess of an amount to be agreed, (v) bankruptcy events, (vi) material monetary judgments in an amount in excess of an amount to be agreed (to the extent not covered by insurance), (vii) certain matters arising under the Employee Retirement Income Security Act of 1974, as amended, that could reasonably be expected to result in a material adverse effect, (viii) the actual or asserted invalidity of any material guarantees or non-perfection of security interests and (ix) the occurrence of a change of control. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and under the ABL Facility, the commitments may be terminated.

Ropak

On November 30, 2012, BWAY entered into a stock purchase agreement with LINPAC Finance Limited and LINPAC Group Limited, each a private limited company organized under the laws of England and Wales, (collectively, “LINPAC”), providing for the acquisition of certain subsidiaries of LINPAC that comprise its Ropak Packaging division (“Ropak”).

The purchase price is approximately $265.0 million, subject to certain adjustments, and consummation of the acquisition is subject to customary closing conditions.

21. SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

BWAY Intermediate and the BWAY Guarantors have guaranteed the 2018 Notes on a senior unsecured basis. These guarantees are joint and several obligations of the BWAY Guarantors, each of which is a 100% owned subsidiary of BWAY Intermediate. ICL, our foreign subsidiary, does not guarantee the 2018 Notes.

In the following tables, we present consolidating supplemental financial information for BWAY Holding (issuer of the 2018 Notes), BWAY Intermediate (parent guarantor of the issuer), BWAY Holding’s domestic guarantor subsidiaries and the non-guarantor subsidiary together with eliminations as of and for the periods indicated. Information presented for the Predecessor periods reflects comparative information for the issuer, guarantors and non-guarantor of the 2018 Notes and is not necessarily applicable to Predecessor. BWAY Intermediate was a newly formed entity with no assets, liabilities or operations prior to the completion of the MDP Merger; as such, BWAY Intermediate is not presented in the information for the period from September 28, 2009 to June 15, 2010.

We have prepared the following information using the equity method of accounting and certain expenses of BWAY Holding have been pushed-down to BWAY. For example, interest expense associated with the debt of BWAY Holding is included in the interest expense of its guarantor subsidiaries, which are paying the interest. In addition, we have pushed-down the benefit from income taxes associated with BWAY Holding’s debt to the guarantor subsidiaries. The amounts pushed-down to the subsidiaries are reflected in the parent entity’s equity in income or loss of subsidiaries.

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

September 30, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$90.7	$3.4	$—	$94.1
Accounts receivable, net	—	—	118.7	3.8	—	122.5
Inventories, net	—	—	109.3	2.8	—	112.1
Other current assets	—	—	17.3	1.1	—	18.4

Total current assets	—	—	336.0	11.1	—	347.1
Property, plant and equipment, net	—	—	160.5	6.3	—	166.8
Goodwill	—	—	307.6	—	—	307.6
Other intangible assets, net	—	—	325.1	9.8	—	334.9
Other assets	—	—	27.2	0.4	—	27.6
Intercompany	—	597.8	—	—	(597.0)	0.8
Investment in subsidiaries	183.8	183.8	(18.0)	—	(349.6)	—

Total assets	$183.8	$781.6	$1,138.4	$27.6	$(946.6)	$1,184.8

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$—	$124.9	$3.5	$—	$128.4
Other current liabilities	—	—	50.0	1.7	—	51.7

Total current liabilities	—		174.9	5.2	—	180.1
Long-term debt	—	597.8	—	40.0	—	637.8
Deferred tax liabilities	—	—	138.8	—	—	138.8
Intercompany	—	—	596.7	0.3	(597.0)	—
Other liabilities	—	—	44.2	0.1	—	44.3
Total stockholder’s equity (deficit)	183.8	183.8	183.8	(18.0)	(349.6)	183.8

Total liabilities and stockholder’s Equity (deficit)	$183.8	$781.6	$1,138.4	$27.6	$(946.6)	$1,184.8

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

September 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$78.1	$4.4	$—	$82.5
Accounts receivable, net	—	—	111.8	5.0	—	116.8
Inventories, net	—	—	114.6	2.6	—	117.2
Other current assets	—	—	76.8	1.0	(51.4)	26.4

Total current assets	—	—	381.3	13.0	(51.4)	342.9
Property, plant and equipment, net	—	—	162.1	13.7	—	175.8
Goodwill	—	—	307.3	—	—	307.3
Other intangible assets, net	—	—	368.8	11.2	—	380.0
Other assets	—	—	31.4	0.4	—	31.8
Intercompany	—	667.7	—	—	(667.7)	—
Investment in subsidiaries	155.0	155.0	(16.5)	—	(293.5)	—

Total assets	$155.0	$822.7	$1,234.4	$38.3	$(1,012.6)	$1,237.8

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$—	$121.4	$4.5	$—	$125.9
Other current liabilities	—	—	100.1	1.6	(51.4)	50.3
Current portion of long-term debt	—	4.7	—	0.4	—	5.1

Total current liabilities	—	4.7	221.5	6.5	(51.4)	181.3
Long-term debt	—	663.0	—	41.1	—	704.1
Deferred tax liabilities	—	—	149.6	(0.1)	—	149.5
Intercompany	—	—	660.5	7.2	(667.7)	—
Other liabilities	—	—	47.8	0.1	—	47.9
Total stockholder’s equity (deficit)	155.0	155.0	155.0	(16.5)	(293.5)	155.0

Total liabilities and stockholder’s Equity (deficit)	$155.0	$822.7	$1,234.4	$38.3	$(1,012.6)	$1,237.8

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended September 30, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$1,146.2	$33.6	$—	$1,179.8
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	965.5	29.6	—	995.1
Depreciation and amortization	—	—	84.8	3.6	—	88.4
Selling and administrative	—	—	23.7	0.9	—	24.6
Restructuring	—	—	1.3	0.1	—	1.4
Interest	—	—	47.0	1.9	—	48.9
Business acquisition	—	—	0.3	—	—	0.3
Gain on sale of equipment	—	—	(9.8)	—	—	(9.8)
Other	—	—	(1.0)	(1.8)	—	(2.8)

Total costs and expenses	—	—	1,111.8	34.3	—	1,146.1

Income (loss) before income taxes	—	—	34.4	(0.7)	—	33.7
Provision for income taxes	—	—	12.0	—	—	12.0
Equity in income (loss) of subsidiaries	21.7	21.7	(0.7)	—	(42.7)	—

Net income (loss)	$21.7	$21.7	$21.7	$(0.7)	$(42.7)	$21.7

Comprehensive income (loss)	$20.6	$20.6	$20.6	$(1.5)	$(39.7)	$20.6

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended September 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$1,124.3	$37.2	$—	$1,161.5
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	968.7	32.9	—	1,001.6
Depreciation and amortization	—	—	87.5	4.4	—	91.9
Selling and administrative	—	—	18.8	0.7	—	19.5
Restructuring	—	—	4.2	0.1	—	4.3
Interest	—	—	50.8	2.1	—	52.9
Business acquisition	—	—	1.0	—	—	1.0
Other	—	—	0.6	0.1	—	0.7
Goodwill impairment loss	—	—	84.9	39.7	—	124.6

Total costs and expenses	—	—	1,216.5	80.0	—	1,296.5

Loss before income taxes	—	—	(92.2)	(42.8)	—	(135.0)
Benefit from income taxes	—	—	(0.6)	(1.8)	—	(2.4)
Equity in loss of subsidiaries	(132.6)	(132.6)	(41.0)	—	306.2	—

Net loss	$(132.6)	$(132.6)	$(132.6)	$(41.0)	$306.2	$(132.6)

Comprehensive loss	$(135.2)	$(135.2)	$(135.2)	$(41.4)	$311.8	$(135.2)

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Condensed Consolidating Statement of Operations Information

For the period from June 16, 2010 to September 30, 2010

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$313.1	$11.9	$—	$325.0
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	266.1	9.9	—	276.0
Depreciation and amortization	—	—	21.1	0.9	—	22.0
Selling and administrative	—	—	6.4	0.1	—	6.5
Restructuring	—	—	1.5	0.7	—	2.2
Interest	—	—	15.1	0.7	—	15.8
Merger transaction	—	—	13.9	—	—	13.9
Business acquisition	—	—	0.5	—	—	0.5
Other	—	—	0.3	(0.3)	—	—

Total costs and expenses	—	—	324.9	12.0	—	336.9

Loss before income taxes	—	—	(11.8)	(0.1)	—	(11.9)
Benefit from income taxes	—	—	(0.7)	—	—	(0.7)
Equity in loss of subsidiaries	(11.2)	(11.2)	(0.1)	—	22.5	—

Net loss	$(11.2)	$(11.2)	$(11.2)	$(0.1)	$22.5	$(11.2)

Comprehensive loss	$(12.5)	$(12.5)	$(12.5)	$(0.1)	$25.1	$(12.5)

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Condensed Consolidating Statement of Operations Information

For the period from September 28, 2009 to June 15, 2010

($ in millions)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$674.6	$31.3	$—	$705.9
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	571.6	27.0	(0.1)	598.5
Depreciation and amortization	—	33.3	3.8	—	37.1
Selling and administrative	—	16.6	0.6	—	17.2
Restructuring	—	1.5	1.6	—	3.1
Interest	—	24.2	1.0	—	25.2
Merger transaction	—	16.5	—	—	16.5
Business acquisition	—	0.6	—	—	0.6
Loss on extinguishment of debt	—	59.3	0.6	—	59.9
Other	—	0.1	0.4	0.1	0.6

Total costs and expenses	—	723.7	35.0	—	758.7

Loss before income taxes	—	(49.1)	(3.7)	—	(52.8)
Benefit from income taxes	—	(14.5)	(1.3)	—	(15.8)
Equity in loss of subsidiaries	(37.0)	(2.4)	—	39.4	—

Net loss	$(37.0)	$(37.0)	$(2.4)	$39.4	$(37.0)

Comprehensive loss	$(35.8)	$(35.8)	$(0.9)	$36.7	$(35.8)

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended September 30, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$107.3	$0.9	$—	$108.2
Cash flows from investing activities
Capital expenditures	—	—	(35.0)	(0.6)	—	(35.6)
Net proceeds from sale of equipment	—	—	12.4	—	—	12.4
Other		—	(0.3)	—	—	(0.3)
Change in intercompany	—	70.5	(0.4)	—	(70.5)	(0.4)

Net cash provided by (used in) investing activities	—	70.5	(23.3)	(0.6)	(70.5)	(23.9)

Cash flows from financing activities
Repayment of secured debt	—	(70.5)	—	(1.5)	—	(72.0)
Proceeds from revolving credit facility borrowings	—	51.5	—	—	—	51.5
Repayments of revolving credit facility borrowings	—	(51.5)	—	—	—	(51.5)
Principal repayments under capital lease obligations	—	—	(0.9)	—	—	(0.9)
Change in intercompany	—	—	(70.5)	—	70.5	—

Net cash used in financing activities	—	(70.5)	(71.4)	(1.5)	70.5	(72.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2

Net increase (decrease) in cash and cash equivalents	—	—	12.6	(1.0)	—	11.6
Cash and cash equivalents, beginning of period	—	—	78.1	4.4	—	82.5

Cash and cash equivalents, end of period	$—	$—	$90.7	$3.4	$—	$94.1

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended September 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$91.1	$0.8	$—	$91.9
Cash flows from investing activities
Capital expenditures	—	—	(33.6)	(3.2)	—	(36.8)
Business acquisitions	—	—	(52.2)	—	—	(52.2)
Other			0.1			0.1
Change in intercompany	—	(12.9)	—	—	12.9	—

Net cash used in investing activities	—	(12.9)	(85.7)	(3.2)	12.9	(88.9)

Cash flows from financing activities
Proceeds from issuance of secured debt	—	24.9	—	—	—	24.9
Repayment of secured debt	—	(5.1)	—	—	—	(5.1)
Proceeds from revolving credit facility borrowings	—	170.0	—	—	—	170.0
Repayments of revolving credit facility borrowings	—	(170.0)	—	—	—	(170.0)
Repayment of acquired debt related to business acquisitions	—	—	(33.2)	—	—	(33.2)
Principal repayments under capital lease obligations	—		(1.5)	—	—	(1.5)
Payment of debt issuance costs	—	(6.9)	—	—	—	(6.9)
Change in intercompany	—	—	12.9	—	(12.9)	—

Net cash provided by (used in) financing activities	—	12.9	(21.8)	—	(12.9)	(21.8)

Net decrease in cash and cash equivalents	—	—	(16.4)	(2.4)	—	(18.8)
Cash and cash equivalents, beginning of period	—	—	94.5	6.8	—	101.3

Cash and cash equivalents, end of period	$—	$—	$78.1	$4.4	$—	$82.5

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the period from June 16, 2010 to September 30, 2010

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$60.4	$3.0	$—	$63.4
Cash flows from investing activities
Capital expenditures	—	—	(6.0)	(0.4)	—	(6.4)
Acquisition of BWAY Holding Company	(293.8)	(508.2)	—	—	293.8	(508.2)
Change in intercompany	—	(433.3)	—	—	433.3	—

Net cash used in investing activities	(293.8)	(941.5)	(6.0)	(0.4)	727.1	(514.6)

Cash flows from financing activities
Proceeds from issuance of secured debt	—	445.5	—	42.0	—	487.5
Repayments of secured debt	—	—	(149.8)	(47.1)	—	(196.9)
Proceeds from issuance of senior notes	—	202.2	—	—	—	202.2
Repayment of senior notes	—	—	(228.5)	—	—	(228.5)
Tender/consent premiums paid on tender of senior notes	—	—	(28.6)	—	—	(28.6)
Principal repayments under capital lease obligations	—	—	(0.2)	—	—	(0.2)
Proceeds from issuance of common stock	293.8	293.8	—	—	(293.8)	293.8
Payment of debt issuance costs	—	—	(27.1)	—	—	(27.1)
Change in intercompany	—	—	431.7	1.6	(433.3)	—

Net cash provided by (used in) financing activities	293.8	941.5	(2.5)	(3.5)	(727.1)	502.2

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.6)	—	(0.6)

Net increase (decrease) in cash and cash equivalents	—	—	51.9	(1.5)	—	50.4
Cash and cash equivalents, beginning of period	—	—	42.6	8.3	—	50.9

Cash and cash equivalents, end of period	$—	$—	$94.5	$6.8	$—	$101.3

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the period from September 28, 2009 to June 15, 2010

($ in millions)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$—	$0.7	$1.4	$—	$2.1
Cash flows from investing activities
Capital expenditures	—	(17.5)	(0.6)	—	(18.1)
Business acquisitions	—	(32.3)	—	—	(32.3)
Other	—	0.4	—	—	0.4
Change in intercompany	—	27.0	(0.5)	(26.5)	—

Net cash used in investing activities	—	(22.4)	(1.1)	(26.5)	(50.0)

Cash flows from financing activities
Repayment of other long-term debt	—	(5.0)	(1.6)	—	(6.6)
Other	—	16.1	—	—	16.1
Change in intercompany	—	(26.5)	—	26.5	—

Net cash (used in) provided by financing activities	—	(15.4)	(1.6)	26.5	9.5

Effect of exchange rate changes on cash flows	—	—	0.6	—	0.6

Net decrease in cash and cash equivalents	—	(37.1)	(0.7)	—	(37.8)
Cash and cash equivalents, beginning of period	—	79.7	9.0	—	88.7

Cash and cash equivalents, end of period	$—	$42.6	$8.3	$—	$50.9

22. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)	Balance, Beginning of Period	Additions Charged to Expense	Deductions (a)	Balance, End of Period
Allowance for doubtful accounts
Successor
Year ended September 30, 2012	$0.8	$0.4	$0.4	$0.8
Year ended September 30, 2011	0.5	0.5	0.2	0.8
Period from June 16, 2010 to September 30, 2010	0.6	—	0.1	0.5

Predecessor
Period from September 28, 2009 to June 15, 2010	$0.5	$0.2	$0.1	$0.6

(a)	Represents the net write-offs of uncollectible items.

23. CONDENSED FINANCIAL INFORMATION

BWAY Intermediate is the guarantor of the 2018 Notes issued by its 100% owned subsidiary, BWAY Holding. We have prepared the following condensed financial information for BWAY Intermediate, on an unconsolidated basis, in accordance with Rule 12-04, Schedule I of Regulation S-X. BWAY Intermediate was formed March 17, 2010 for the purpose of acquiring BWAY Holding. There was no activity for BWAY Intermediate prior to the MDP Merger. See Note 1, “General” for additional information on BWAY Intermediate and the MDP Merger.

Condensed Balance Sheet Information

September 30 ($ in millions)	2012	2011
Assets
Investment in BWAY Holding	$183.8	$155.0

Liabilities and Stockholder’s Equity
Stockholder’s equity	$183.8	$155.0

Total liabilities and stockholder’s equity	$183.8	$155.0

At September 30, 2012, BWAY Intermediate had 1,000 shares of $0.01 par value common stock outstanding, all of which were held BWAY Parent.

BWAY Intermediate is generally prohibited from paying dividends to BWAY Parent. BWAY Holding is generally prohibited from paying dividends to BWAY Intermediate.

BWAY Intermediate is a party to the credit agreement dated June 16, 2010 and has pledged 100% of the common stock of BWAY Holding as collateral. See Note 7, “Long-Term Debt” for further information on the credit facility. Borrowings outstanding at September 30, 2012 mature in February 2018. In 2012, BWAY Holding made unscheduled repayments of the Term Loans of $72.0 million.

Condensed Statement of Operations Information

	Year Ended September 30		Period from March 17, 2010 to September 30,
($ in millions)	2012	2011	2010
Equity in income (loss) of BWAY Holding	$21.7	$(132.6)	$(11.2)

Condensed Statement of Cash Flows Information

	Year Ended September 30		Period from March 17, 2010 to September 30
($ in millions)	2012	2011	2010
Cash flows from operating activities	$—	$—	$—

Cash flows from investing activities
Investment in BWAY Holding	—	—	(293.8)

Cash flows from financing activities
Issuance of common stock	—	—	293.8

Change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

Non-cash financing activity
Non-cash contribution by BWAY Parent	$6.8	$7.1	$—

24. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

($ in millions)	Net Sales	Net Sales less Cost of Products Sold (excluding depreciation and amortization)	Net (Loss) Income
Fiscal 2012
Quarter ended December 31, 2011	$248.4	$34.1	$(2.9)
Quarter ended March 31, 2012	309.7	48.4	11.9
Quarter ended June 30, 2012	329.7	54.8	8.9
Quarter ended September 30, 2012	292.0	47.4	3.8

Fiscal year ended September 30, 2012	$1,179.8	$184.7	$21.7

Fiscal 2011
Quarter ended December 31, 2010	$240.7	$22.3	$(10.7)
Quarter ended March 31, 2011	302.3	44.8	1.5
Quarter ended June 30,2011	328.5	53.2	5.3
Quarter ended September 30, 2011	290.0	39.6	(128.7)

Fiscal year ended September 30, 2011	$1,161.5	$159.9	$(132.6)

The following items included in the unaudited quarterly results of operations may affect comparability of the information:

•	In the second quarter of 2012, we sold certain equipment used to manufacture blow molded plastic bottles which resulted in a gain on the sale of equipment.

•	In the first quarter of 2011, we acquired Plastican in October 2010 and Phoenix Containers in December 2010. See Note 3, “Business Acquisitions.”

•	In the fourth quarter of 2011, we recorded a goodwill impairment loss of $124.6 million. See Note 9, “Goodwill and Other Intangible Assets.” Due to the non-deductibility of a majority of the goodwill impairment loss for income tax purposes, the effective tax rate decreased to 2.0% for the fourth quarter of 2011 and to 1.8% for the entire fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Intermediate Company, Inc.

By:	/s/ Michael B. Clauer
Michael B. Clauer Executive Vice President and Chief Financial Officer Date: December 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth M. Roessler
Kenneth M. Roessler President and Chief Executive Officer (Principal Executive Officer) Date: December 31, 2012

/s/ Michael B. Clauer
Michael B. Clauer Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: December 31, 2012

/s/ Eva M. Kalawski
Eva M. Kalawski Director Date: December 31, 2012

/s/ Mary Ann Sigler
Mary Ann Sigler Director Date: December 31, 2012

Listing of Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Exhibit	Document

2.1	Agreement and Plan of Merger, dated March 28, 2010, among Picasso Parent Company, Inc., Picasso Merger Sub, Inc. and BWAY Holding Company.	2.1	(6)

3.1	Certificate of Incorporation of BWAY Intermediate Company, Inc. (f/k/a Picasso Intermediate Company, Inc.), dated March 17, 2010, as amended on July 30, 2010.	3.19	(1)

3.2	Bylaws of BWAY Intermediate Company, Inc. (f/k/a Picasso Intermediate Company, Inc.), dated March 17, 2010.	3.20	(1)

3.4	Amended and Restated Certificate of Incorporation of BWAY Holding Company.	3.1	(2)

3.5	Amended and Restated Bylaws of BWAY Holding Company.	3.2	(2)

3.6	Amended and Restated Certificate of Incorporation of BWAY Corporation (formerly Brockway Standard Holdings Corporation).	3.1	(7)

3.7	Amended and Restated Bylaws of BWAY Corporation (formerly Brockway Standard Holdings Corporation).	3.3	(8)

3.8	Amended and Restated Certificate of Incorporation of North America Packaging Corporation, dated June 12, 2001, as amended on September 11, 2006 and June 30, 2008.	3.5	(1)

3.9	Bylaws of North America Packaging Corporation, dated June 21, 2001.	3.6	(1)

3.10	Certificate of Incorporation of R.P.R., Inc., dated September 21, 1984 (predecessor to North America Packaging of Puerto Rico, Inc.), as amended on December 13, 1984, July 22, 1986, March 4, 1987 and October 1, 1990.	3.7	(1)

3.11	Bylaws of North America Packaging of Puerto Rico, Inc., dated September 24, 1984.	3.8	(1)

3.12	Articles of Organization of SC Plastics, LLC, dated February 14, 2001	3.9	(1)

3.13	Operating Agreement of SC Plastics, LLC, dated February 15, 2001, as amended on June 28, 2001	3.10	(1)

3.14	Certificate of Incorporation of BWAY-Kilbourn, Inc., dated August 22, 2006	3.11	(1)

3.15	Bylaws of BWAY-Kilbourn, Inc., dated August 22, 2006	3.12	(1)

3.16	Restated Certificate of Incorporation of Armstrong Containers, Inc., dated March 11, 2002	3.13	(1)

3.17	Bylaws of Armstrong Containers, Inc., dated as of March 11, 2002	3.4	(9)

3.18	Certificate of Incorporation of Central Can Company Acquisition Corp. (predecessor to Central Can Company, Inc.), dated June 12, 2002, as amended on June 18, 2002, July 26, 2002, May 16, 2007 and June 23, 2008.	3.15	(1)

3.19	Bylaws of Central Can Company, Inc.	3.16	(1)

3.20	Articles of Organization of Plastican, Inc., dated February 6, 1970, as amended on February 1, 1999.	3.23	(1)

3.21	Bylaws of Plastican, Inc.	3.24	(1)

Exhibit		Incorporated by Reference
Number	Exhibit Description	Exhibit	Document

3.22	Articles of Incorporation of Phoenix Container, Inc., dated September 29, 1997, as amended on December 16, 2010.	3.21	(1)

3.23	Bylaws of Phoenix Container, Inc., dated December 20, 2010.	3.22	(1)

4.1	Indenture, dated as of June 16, 2010, among Picasso Merger Sub, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	4.1	(2)

4.2	First Supplemental Indenture, dated as of June 16, 2010, among BWAY Holding named therein and The Bank of New York Mellon Trust Company, N.A., as trustee thereunder and The Bank of New York Mellon Trust, N.A., as trustee.	4.2	(2)

4.3	Second Supplemental Indenture, dated as of November 1, 2010, among BWAY Holding Company, the Guarantors thereunder and The Bank of New York Mellon Trust, N.A., as trustee.	4.3	(1)

4.4	Third Supplemental Indenture, dated as of January 6, 2011, among BWAY Holding Company, the Guarantors thereunder and The Bank of New York Mellon Trust Company, N.A., as trustee.	4.4	(1)

4.5	Fourth Supplemental Indenture, dated as of October 12, 2012, among BWAY Holding Company, the Guarantors thereunder and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.6	Registration Rights Agreement, dated as of June 16, 2010, among Picasso Merger Sub, Inc., Picasso Intermediate Company, Inc. and Banc of America Securities LLC, Deutsche Bank Securities LLC and Barclays Capital Inc.	4.3	(2)

4.7	Registration Rights Joinder Agreement, dated as of June 16, 2010, among BWAY Holding Company, Banc of America Securities LLC, Deutsche Bank Securities LLC, Barclays Capital Inc. and each of the BWAY Guarantors thereunder	4.4	(2)

10.1	Credit Agreement, dated as of June 16, 2010, among Picasso Intermediate Company, Inc., Picasso Merger Sub, Inc., ICL Industrial Containers ULC/ICL, Contenants Industriels ULC, the lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as administrative agent, Barclays Capital, as document agent, Banc of America Securities LLC, Deutsche Bank Securities LLC and Barclays Capital Inc.	10.4	(2)

10.2	Amendment No. 1 to Credit Agreement, dated as of February 23, 2011, by and among BWAY Intermediate Company, Inc. (f/k/a Picasso Intermediate Company, Inc.), BWAY Holding Company, ICL Industrial Containers ULC/ICL, Contenants Industriels ULC, Deutsche Bank Trust Company Americas, as administrative agent and the designated replacement term lender, the other Designated Replacement Term Lender, the other Replacement Term Lenders as defined therein and each other Lender party thereto.	10.30	(1)

10.3	US Security Agreement, dated as of June 16, 2010, among Picasso Intermediate Company, Inc., Picasso Merger Sub, Inc., BWAY Holding Company, certain subsidiaries of Picasso Intermediate Company, Inc. and Deutsche Bank Trust Company Americas, as collateral agent.	10.2	(2)

10.4	Security Agreement, dated as of June 16, 2010, among ICL Industrial Containers ULC/ICL, Contenants Industriels ULC and Deutsche Bank Trust Company Americas, as collateral agent.	10.3	(2)

Exhibit		Incorporated by Reference
Number	Exhibit Description	Exhibit	Document

10.5*	Picasso Parent Company, Inc. 2010 Equity Incentive Plan.	10.20	(1)

10.6*	Form of incentive stock option grant agreement pursuant to the Picasso Parent Company, Inc. 2010 Equity Incentive Plan.	10.21	(1)

10.7*	Form of non-qualified stock option grant agreement pursuant to the Picasso Parent Company, Inc. 2010 Equity Incentive Plan.	10.22	(1)

10.8*	Form of BWAY Holding Company Annual Incentive Plan.	10.34	(3)

10.9*	Employment Agreement made as of February 24, 2009 between BWAY Corporation and Kenneth M. Roessler.	10.1	(4)

10.10*	Letter agreement between BWAY Corporation and Michael B. Clauer dated January 4, 2010.	10.1	(5)

10.11*	Form of change in control agreement.	10.32	(3)

10.12	Form of Director Indemnification Agreement.	10.38	(3)

10.13	Management Services Agreement, dated as of June 16, 2010, among BWAY Holding Company, Picasso Parent Company, Inc., Madison Dearborn Partners V-B, L.P. and Madison Dearborn Partners VI-B, L.P.	10.1	(2)

10.14	Lease Agreement dated December 1, 2006 between A.L. Dougherty—Tennessee II, LLC and BWAY Corporation for the property located in Memphis, Tennessee.	10.3	(10)

10.15	Industrial Building Lease by and between Sturtevant Venice, LLC, JES Sturtevant Venice, LLC, RES Sturtevant Venice, LLC, MSP Sturtevant Venice, LLC and BWAY Corporation, dated September 30, 2008.	10.2	(1)

10.16	Lease by and between Duke Realty Limited Partnership and North America Packaging Corporation, dated December 15, 2008 for property located in Indianapolis, Indiana.	10.3	(1)

10.17	Lease Agreement by and between Guion Road Venture, LLC and North America Packaging Corporation, dated February 2009 for property located in Indianapolis, Indiana.	10.4	(1)

10.18	Industrial Building Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Valparaiso, Indiana (the “Valparaiso Lease”).	10.37	(11)

10.19	April 2010 Amendment to the Valparaiso Lease.	10.6	(1)

10.20	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 and as amended April 2010, for the property located in Bryan, Texas.	10.7	(1)

10.21	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on North Queen Street in Toronto, Ontario.	10.37	(12)

10.22	Lease between CenterPoint Properties Trust and Central Can Company, Inc, dated as of September 6, 2007, as amended August 20, 2009 and August 31, 2009 for the property located in Chicago, Illinois.	10.9	(1)

Exhibit		Incorporated by Reference
Number	Exhibit Description	Exhibit	Document

10.23	Lease Agreement, dated June 15, 2001, by and among First Fulton Associates and BWAY Corporation (as successor in interest to Ball Plastic Container Corp.) as amended August 14, 2001, February 12, 2002, May 1, 2010 and February 5, 2011 for the property located in Newnan, Georgia.	10.10	(1)

10.24	Industrial Building Lease by and between Southcorp Packaging USA, Inc. and North America Packaging Corporation, dated June 28, 2001, as amended April 2010, for the property located in Dayton (South Brunswick), New Jersey.	10.11	(1)

10.25*	Brockway Standard (Ohio), Inc. Bargaining Unit Savings Plan.	4.6	(13)

10.26	Asset Purchase Agreement, dated as of June 16, 2006, by and among 3146598 Nova Scotia Company, BWAY Corporation, 6045995 Canada, Inc., 4095138 Canada, Inc., Industrial Containers Ltd. and Arshinoff & Co. Ltd.	2.1	(14)

10.27	Stock Purchase Agreement, dated as of August 20, 2009, by and among BWAY Corporation and the Sellers (as defined therein) (related to Central Can Company).	10.1	(15)

10.28	Asset Purchase Agreement, dated as of September 25, 2009, by and among BWAY Corporation and Ball Plastic Container Corp.	10.14	(1)

10.29	Purchase Agreement, dated October 8, 2010, among North American Packaging Corporation, Plastican, Inc., the Sellers as defined therein and John R. Clementi, as seller representative.	10.15	(1)

10.30	Side Letter, dated October 12, 2010, between BWAY Corporation and John R. Clementi, as seller representative.	10.16	(1)

10.31	Stock Purchase Agreement, dated December 20, 2010, among Central Can Company, Inc., Phoenix Merger Sub, Inc., Phoenix Container, Inc., the Sellers party thereto, Kenneth Sokoloff, as seller representative, and BWAY Corporation.	10.17	(1)

21.1	List of subsidiaries.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Indicates management contract or compensatory plan, contract or agreement

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Form S-4 filed on March 11, 2011, file number 333-172764-01 (BWAY Intermediate).
(2)	Form 8-K filed on June 22, 2010, file number 001-33527 (BWAY Holding).
(3)	Form S-1/A filed on May 30, 2007, file number 333-141174 (BWAY Holding).
(4)	Form 10-Q filed on May 7, 2009, file number 001-33527 (BWAY Holding).
(5)	Form 8-K filed on January 7, 2010, file number 001-33527 (BWAY Holding).
(6)	Form 8-K filed on April 1, 2010, file number 001-33527 (BWAY Holding).
(7)	Form 10-Q filed on August 14, 2007, file number 001-33527 (BWAY Holding).
(8)	Form S-4/A filed on October 21, 2003, file number 333-104388 (BWAY Corporation).
(9)	Form S-4 filed on April 29, 1997, file number 333-26013 (BWAY Corporation).
(10)	Form 10-Q filed on May 2, 2007, file number 001-12415 (BWAY Corporation).
(11)	Form 10-K filed on January 3, 2005, file number 001-12415 (BWAY Corporation).
(12)	Form 10-K filed on December 28, 2006, file number 001-12415 (BWAY Corporation).
(13)	Form S-8 filed on October 31, 1997, file number 333-39225 (BWAY Corporation).
(14)	Form 8-K filed on July 21, 2006, file number 001-12415 (BWAY Corporation).
(15)	Form 8-K filed on August 26, 2009, file number 001-33527 (BWAY Holding).