Form 10-QT
period 2012-12-31
BWAY INTERMEDIATE COMPANY, INC.
filed 2013-03-26
CIK 1500341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from October 1, 2012 to December 31, 2012

Commission File Number	Registrant and State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-172764-01	BWAY INTERMEDIATE COMPANY, INC. (Delaware) 8607 Roberts Drive, Suite 250 Atlanta, Georgia 30350-2237 (770) 645-4800	27-2594571

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

☐  Yes     ☑  No

As of March 25, 2013, there were 1,000 shares of common stock, $0.01 par value, outstanding, all of which were owned by BWAY Parent Company, Inc.

BWAY INTERMEDIATE COMPANY, INC.

Transition Report on Form 10-Q

For the transition period from October 1, 2012 to December 31, 2012

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor	Predecessor
($ in millions, except per share data)	December 31, 2012	September 30, 2012
Assets
Current assets
Cash and cash equivalents	$2.2	$94.1
Accounts receivable, net of allowance for doubtful accounts of $0.7 at December 31 and $0.8 at September 30	102.3	122.5
Inventories	125.5	112.1
Other current assets	62.6	18.4

Total current assets	292.6	347.1
Property, plant and equipment, net	278.6	166.8
Goodwill	491.0	307.6
Other intangible assets, net	635.1	334.9
Deferred debt issuance costs	19.7	23.6
Other assets	4.1	4.8

Total assets	$1,721.1	$1,184.8

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$72.8	$128.4
Other current liabilities	41.8	51.7
Current portion of long-term debt	4.7	—

Total current liabilities	119.3	180.1
Long-term debt	693.7	637.8
Deferred tax liabilities	290.6	138.8
Other liabilities	43.3	44.3

Total liabilities	1,146.9	1,001.0

Commitments and contingencies (Note 14)
Stockholder’s equity
Common stock, $0.01 par value, authorized 1,000 shares; issued and outstanding 1,000 shares at December 31 and September 30	—	—
Additional paid-in capital	578.1	310.9
Accumulated deficit	(4.4)	(122.1)
Accumulated other comprehensive income (loss)	0.5	(5.0)

Total stockholder’s equity	574.2	183.8

Total liabilities and stockholder’s equity	$1,721.1	$1,184.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor	Predecessor
($ in millions)	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Three Months Ended December 31, 2011
Net sales	$133.9	$102.6	$248.4
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	121.4	92.5	214.3
Depreciation and amortization	15.7	8.0	21.5
Selling and administrative	2.8	11.7	5.6
Restructuring	(0.1)	0.1	0.2
Interest	7.0	4.4	12.6
Merger transaction	—	10.9	—
Loss on extinguishment of debt	1.0	20.0	—
Management fee	5.0	—	—
Other	(0.3)	0.6	(0.7)

Total costs and expenses	152.5	148.2	253.5

Loss before income taxes	(18.6)	(45.6)	(5.1)
Benefit from income taxes	(14.2)	(14.2)	(2.2)

Net loss	$(4.4)	$(31.4)	$(2.9)

Comprehensive loss	$(3.9)	$(31.1)	$(3.1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor	Predecessor
($ in millions)	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Three Months Ended December 31, 2011
Cash Flows from Operating Activities
Net loss	$(4.4)	$(31.4)	$(2.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6.3	3.8	10.1
Amortization of other intangibles	9.4	4.2	11.4
Amortization of debt issuance costs	0.6	0.4	1.2
Amortization of debt (premium) discount, net	(0.4)	0.1	0.1
Non-cash charge related to increased inventory value	8.4	—	—
Unrealized foreign currency loss (gain)	—	0.5	(0.5)
Stock-based compensation expense	—	13.5	0.3
Loss on extinguishment of debt	1.0	20.0	—
Other	—	—	0.2
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	23.5	(3.3)	0.7
Inventories	(6.1)	(7.4)	(8.1)
Accounts payable	(19.9)	(35.6)	(54.9)
Other assets	0.2	(4.4)	0.1
Accrued and other liabilities	(13.5)	4.8	(9.2)
Accrued merger related transaction liabilities	—	10.8	—
Income taxes, net	(14.6)	(16.5)	(2.3)

Net cash used in operating activities	(9.5)	(40.5)	(53.8)

Cash Flows from Investing Activities
Capital expenditures	(6.1)	(2.4)	(6.0)
Cash paid for acquisitions	(1,012.4)	—	—
Other	—	—	(0.4)

Net cash used in investing activities	(1,018.5)	(2.4)	(6.4)

Cash Flows from Financing Activities
Proceeds from issuance of secured debt	467.7	—	—
Repayments of secured debt	—	(42.0)	(35.0)
Proceeds from revolving credit facility borrowings	20.6	—	35.0
Repayments of revolving credit facility borrowings	(17.0)	—	(17.5)
Principal repayments under capital lease obligations	(0.2)	(0.1)	(0.2)
Capital contribution	568.2	—	—
Excess tax benefit related to share-based payments	—	2.8	—
Payment of debt issuance costs	(21.3)	—	—

Net cash provided by (used in) financing activities	1,018.0	(39.3)	(17.7)

Effect of exchange rate changes on cash and cash equivalents	0.3	—	0.1

Net decrease in cash and cash equivalents	(9.7)	(82.2)	(77.8)
Cash and cash equivalents, beginning of period	11.9	94.1	82.5

Cash and cash equivalents, end of period	$2.2	$11.9	$4.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

1.	General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BWAY Intermediate Company, Inc. (“BWAY Intermediate”) and its subsidiaries, each 100% owned, including BWAY Holding Company (“BWAY Holding”). All intercompany accounts and transactions have been eliminated in consolidation. Unless the context specifies otherwise, references to “the Company,” “we,” “us” or “our,” relate to BWAY Intermediate and its subsidiaries on a consolidated basis.

BWAY Intermediate is a 100% owned subsidiary of BWAY Parent Company, Inc. (“BWAY Parent”). Effective November 5, 2012, BWAY Parent was acquired by private equity investment vehicles managed by an affiliate of Platinum Equity, LLC (“Platinum”) and certain members of management. See Note 2, “Acquisition of BWAY Parent by Platinum” for a discussion of the “Platinum Merger.”

BWAY Intermediate continued as the same legal entity following the Platinum Merger. However, due to the change in control of BWAY Parent, the assets and liabilities of the Company were recorded at their estimated fair value as of the acquisition date. The accompanying unaudited condensed consolidated financial statements are presented as “Predecessor” or “Successor” to indicate whether they relate to the period preceding the Platinum Merger (through November 5, 2012 excluding the effects of the merger) or the period succeeding the Platinum Merger, respectively.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “Annual Report”). The condensed consolidated balance sheet data as of September 30, 2012 included herein was derived from the audited consolidated financial statements included in the Annual Report, but such condensed data does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements.

The unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results of operations and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations and cash flows for the full fiscal year.

Effective February 8, 2013, we changed our fiscal year end from September 30 to December 31. The accompanying unaudited condensed consolidated financial statements cover the transition period from October 1, 2012 to December 31, 2012, which includes the predecessor period from October 1, 2012 to November 5, 2012 and the successor period from November 6, 2012 to December 31, 2012. Our 2013 fiscal year will cover the period from January 1, 2013 to December 31, 2013.

We have reclassified certain prior period amounts in Note 16, “Supplemental Guarantor Subsidiaries Information,” to conform to the current period presentation.

Business and Segment Information

BWAY Parent, BWAY Intermediate and BWAY Holding are holding companies that do not have independent operations. Our operating subsidiary, BWAY Corporation (“BWAY”), and its subsidiaries manufacture and distribute metal and rigid plastic containers primarily to manufacturers of industrial and consumer products for use as packaging. BWAY is a 100% owned subsidiary of BWAY Holding.

We have operations in the United States, Puerto Rico and Canada, and we sell primarily to customers located in these geographic markets.

We report our operations in two business segments: metal packaging and plastic packaging. See Note 14, “Business Segments.”

Recently Issued Accounting Standards

No new accounting pronouncement issued or effective during the period has had or is expected to have a material impact on the consolidated financial statements.

Related Party Transactions

Corporate Advisory Services Agreement

BWAY Parent is party to a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC (“PE Advisors”), an affiliate of Platinum. Under the agreement, PE Advisors will provide BWAY Intermediate and its subsidiaries with a variety of consulting and other services for an annual management fee and the reimbursement of out-of-pocket expenses.

Federal Income Taxes

For the Predecessor periods, BWAY Intermediate and its domestic subsidiaries are included in the consolidated federal income tax returns of BWAY Parent. For the Successor periods, BWAY Intermediate and its domestic subsidiaries are included in the consolidated federal income tax returns of BOE Holding (as defined below), BWAY Parent’s indirect parent company. The companies file state tax returns on a consolidated, combined or separate basis depending on applicable tax laws.

For the periods ended November 5, 2012 and December 31, 2011, we increased stockholder’s equity by $12.2 million and $2.2 million, respectively, related to non-cash contributions from BWAY Parent in the form of income tax deductions utilized to reduce our taxable income. For the period ended December 31, 2012, we increased stockholder’s equity by $9.9 million related to non-cash contributions from BWAY Parent in the form of income tax deductions utilized to reduce our taxable income.

Subsequent Events

On January 18, 2013, BWAY consummated the acquisition of certain subsidiaries of LINPAC (as defined below) that comprised LINPAC’s Ropak Packaging division (“Ropak”) pursuant to a definitive stock purchase agreement dated November 30, 2012 with LINPAC Finance Limited and LINPAC Group Limited, each a private limited company organized under the laws of England and Wales, (collectively, “LINPAC”), (the “Ropak Acquisition”). The aggregate consideration paid in connection with the transaction was $265.0 million in cash (subject to certain customary adjustments at and after closing). Ropak is a North American producer of rigid, plastic shipping containers serving the consumer goods, food processing, construction, dairy, petroleum and other industries.

In order to finance the Ropak Acquisition, we entered into an incremental term loan commitment agreement to borrow an additional $261.0 million of term loans under the 2012 Term Loan and increase the size of the ABL Facility by $50.0 million. BWAY used the net proceeds from the additional Term Loan borrowings and borrowed $20.0 million of the ABL Facility to finance in part the consideration paid in connection with the Ropak Acquisition and to pay fees and expenses related to the acquisition and the associated financings. The 2012 Term Loan and the ABL Facility are defined in Note 5, “Long-Term Debt.”

2.	Acquisition of BWAY Parent by Platinum

Effective November 5, 2012, pursuant to an Agreement and Plan of Merger dated as of October 2, 2012, (the “Merger Agreement”) BOE Merger Corporation (“BOE Merger”) merged with and into BWAY Parent, with the latter surviving (the “Platinum Merger”). The merger resulted in the acquisition of BWAY Parent from investment entities affiliated with Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago, Illinois (“MDP”), and other shareholders.

As a result of the merger, BWAY Parent is an indirect wholly-owned subsidiary of BOE Holding Corporation (“BOE Holding”), which is owned by certain private equity investment vehicles managed by an affiliate of Platinum Equity, LLC (the “Platinum Funds”) and certain members of management. BOE Holding and BOE Merger were formed solely to complete the Platinum Merger.

BOE Merger was determined to be the acquirer for accounting purposes and therefore, the Platinum Merger was accounted for using the acquisition method of accounting in accordance with the accounting guidance for business combinations. Accordingly, the purchase price of the Platinum Merger has been allocated to our assets and liabilities based upon their estimated fair values at the acquisition date. Periods before November 6, 2012 reflect the financial position, results of operations and changes in financial position of the company before the Platinum Merger (the predecessor periods) and periods after November 5, 2012 reflect the financial position, results of operations, and changes in financial position of the company after the Platinum Merger (the successor periods). For accounting purposes, the purchase price allocation was applied on November 6, 2012.

BWAY Parent and its subsidiaries were acquired for $1,012.4 million, which represents merger consideration of $394.3 million, seller expenses of $25.8 million and the repayment of historical debt of $592.3 million, inclusive of accrued interest and repayment premiums. In addition, BWAY Holding’s outstanding senior notes due 2018 with an outstanding aggregate principal amount of $205.0 million were assumed (the “2018 senior notes”). The purchase price was funded through the net proceeds of a $470.0 million term loan ($467.7 million, net of OID), the issuance of $335.0 million of senior PIK toggle notes by BWAY Parent (successor) and a cash equity contribution of $267.4 million.

In connection with the Platinum Merger, the following transactions occurred:

•

the Platinum Funds, together with certain other shareholders, capitalized BOE Intermediate (through BOE Holding) with an aggregate equity contribution of $267.4 million, net of a $1.8 million working capital adjustment from the seller;

•	BWAY Parent issued $335.0 million aggregate principal amount of 9.50%/10.25% Senior PIK Toggle Notes due 2017 (the “2017 PIK Notes”);

•

BWAY Holding entered into senior secured credit facilities (the “new senior secured credit facilities”) consisting of (a) a senior secured asset-based revolving credit facility with commitments of up to $150.0 million (the “new ABL facility”), which was undrawn on the closing date of the Platinum Merger and (b) a senior secured term loan facility of $470.0 million (the “new term loan facility”);

•

on October 12, 2012, BWAY Holding entered into a supplemental indenture to the indenture governing the 2018 senior notes to amend certain provisions (including amending the definition of “Change of Control”) to provide that the Platinum Merger would not constitute a Change of Control;

•	immediately prior to the effective time of the Platinum Merger, the amendments to the indenture governing the 2018 senior notes became operative;

•	on October 16, 2012, BWAY Parent (predecessor) launched a tender offer and consent solicitation to purchase for cash any and all of BWAY Parent’s outstanding PIK Notes due 2015 (the “2015 PIK Notes”);

•	at closing, $185.0 million of the 2015 PIK Notes were tendered for $195.4 million, including a tender premium and consent payment;

•	the Company redeemed $0.7 million of outstanding 2015 PIK Notes not tendered at closing;

•	at closing, $394.6 million of outstanding indebtedness under predecessor’s senior secured credit facility was repaid and all liens thereunder were released; and

•	the merger of BOE Merger with and into BWAY Parent, with BWAY Parent as the surviving corporation, became effective.

For a discussion of debt instruments used to fund the Platinum Merger, see Note 5, “Long-Term Debt.”

Merger Transaction Costs

In the period ended November 5, 2012, BWAY Intermediate recognized merger transaction costs of $10.9 million, which includes a $10.0 million bonus to certain members of management related to the sale of BWAY Parent and $0.4 million of employer payroll taxes related to the bonus and to compensation resulting from the settlement of stock options, and BWAY Parent recognized merger transaction costs of $25.9 million, inclusive of BWAY Intermediate’s $10.9 million. In the successor period ended December 31, 2012, BWAY Parent recognized merger transaction costs of $16.0 million.

Purchase Price Allocation

The Platinum Merger is accounted for as a business combination using the acquisition method of accounting. As a result, the financial statements reflect a new basis of accounting based on our estimate of the fair value of net assets acquired as of the acquisition date. See “Business Combinations” under Note 2, “Summary of Significant Accounting Polices” of Notes to Consolidated Financial Statements included in the Annual Report.

These condensed consolidated financial statements reflect our preliminary purchase price allocation based upon our initial estimates of fair value. However, our purchase price allocation, including the allocation of fair value by segment, is still under review by management and is subject to adjustment during the measurement period.

We utilized our knowledge of our business and contractual relationships and took into consideration information provided by independent third-party specialist in our valuation of certain tangible and intangible assets acquired and liabilities assumed. The specialists did not act as experts, and management has assumed full responsibility for determining the fair value of the assets acquired and liabilities assumed in the purchase price allocation.

The following table summarizes the purchase price and preliminary allocation of the purchase price based on our determination of the fair value for the net assets acquired in the Platinum Merger:

($ in millions)	Acquisition of BWAY Parent
Purchase price
Merger consideration	$394.3
Seller expenses	25.8
Debt repaid at closing	592.3

Total purchase price	$1,012.4

Purchase price allocation
Cash and cash equivalents	$12.7
Accounts receivable	125.7
Inventories	127.8
Other current assets	44.5
Property, plant and equipment	278.2
Other intangible assets:
Customer relationships	521.8
Trade names	122.8
Other assets	4.2
Unfavorable lease intangible liabilities	(2.2)
Current liabilities	(148.0)
Other liabilities	(41.3)
Deferred taxes, net	(297.2)
Fair value of $205.0 million senior notes assumed	(227.6)

Net assets acquired at fair value	521.4
Goodwill	491.0

$1,012.4

Cash and cash equivalents, accounts receivable, other current assets and current liabilities were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities. Inventories were recorded at fair value, based on computations which considered many factors, including the estimated selling price of the inventory, the cost to dispose of the inventory, as well as the replacement cost of the inventory, where applicable.

The Company has allocated $122.8 million to trade names that have been determined to have indefinite lives. Management considered numerous factors in determining to account for these assets as indefinite-lived intangible assets, including the current market position of the names as well as their recognition in the industry. Indefinite-lived intangible assets are not amortized, but are instead tested for impairment at least annually (more frequently if certain conditions are present).

Goodwill resulting from the Platinum Merger consists largely of value associated with the Company’s ability to generate future “free cash flow” and not otherwise associated with the other identified tangible or intangible assets. The goodwill recognized is not deductible for U.S. income tax purposes. The estimated useful life of the acquired customer relationships is 13 years.

Supplemental Pro Forma Information

The following unaudited pro forma financial information presents a summary of the Company’s consolidated net sales and net loss for the three months ended December 31, 2012 and December 31, 2011 as if the Platinum Merger had occurred as of January 1, 2011.

	Pro Forma
	Three Months Ended December 31
($ in millions)	2012	2011
Net sales	$236.5	$248.4
Net loss	(5.1)	(5.8)

The unaudited pro forma financial information presented above has been prepared for comparative purposes only and includes certain adjustments to actual financial results, such as imputed interest costs, and estimated additional depreciation and amortization expense as a result of property, plant and equipment and intangible assets acquired. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the Platinum Merger taken place on the date indicated or the results of operations that may result in the future.

3.	Inventories

As a result of the Platinum Merger, we recorded a purchase accounting adjustment of $8.4 million to increase the carrying value of inventories to estimated fair value. Based on inventory turns, the entire amount was recognized in cost of products sold during the period ended December 31, 2012.

	Successor	Predecessor
($ in millions)	December 31, 2012	September 30, 2012
Raw materials	$36.9	$32.8
Work in process	38.9	38.4
Finished goods	49.7	40.9

Total inventories	$125.5	$112.1

4.	Other Current Assets and Liabilities

	Successor	Predecessor
($ in millions)	December 31, 2012	September 30, 2012
Other current assets
Income taxes receivable	$16.1	$3.8
Deferred tax assets	34.3	7.1
Other	12.2	7.5

Total other current assets	$62.6	$18.4

Other current liabilities
Accrued salaries and wages	$9.7	$17.7
Accrued interest	2.6	10.2
Accrued rebates	7.5	6.4
Self-insurance	11.5	8.5
Other	10.5	8.9

Total other current liabilities	$41.8	$51.7

5.	Long-Term Debt

For additional information regarding the terms of our long-term debt, including covenant limitations, events of default and dividend restrictions, see Note 7, “Long-Term Debt,” of Notes to Consolidated Financial Statements included in the Annual Report.

Outstanding Long-Term Debt

	Successor	Predecessor
($ in millions)	December 31, 2012	September 30, 2012
2012 Term loan facilities, net of discount of $2.3	$467.7	$—
2010 Term loan facilities, net of discount of $1.7	—	$434.9
$205.0 million 10% senior notes due June 2018, including a premium of $22.1 and net of discount of $2.1	227.1	202.9
Revolving credit facility borrowings	3.6	—

Total long-term debt	698.4	637.8
Less: current portion of long-term debt	(4.7)	—

Long-term debt, net of current maturities	$693.7	$637.8

The weighted-average interest rate on outstanding variable rate term loan borrowings was 4.5% and 4.25% at December 31, 2012 and September 30, 2012, respectively.

The current portion of long-term debt represents required repayments with due dates occurring in the twelve months subsequent to the balance sheet date.

During the period ended November 5, 2012, we made voluntary repayments of $42.0 million on the 2010 Term Loan (as defined below).

Scheduled Maturities of Long-Term Debt

($ in millions)	Successor
Year ending December 31:
2013	$4.7
2014	4.7
2015	4.7
2016	4.7
2017	454.8
Thereafter	205.0

Total future scheduled maturities of long-term debt	$678.6

Senior Notes Due 2018

In June 2010, BWAY Holding issued $205.0 million aggregate principal amount of 10% senior notes due 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually in arrears on June 15 and December 15 through maturity. The 2018 Notes mature June 15, 2018. Preceding the Platinum Merger, BWAY Holding

entered into a supplemental indenture to the indenture governing the 2018 Notes to amend certain provisions (including amending the definition of “Change of Control”) to provide that the Platinum Merger would not constitute a Change of Control. The indenture was amended on October 12, 2012 and the amendments became operative immediately prior to the effective time of the Platinum Merger.

The 2018 Notes were assumed in the Platinum Merger, and we recorded them at fair value in the purchase price allocation, which included a $22.5 million premium over the $205.0 million par value. The premium is being amortized on the interest rate method over the remaining term of the notes. Unamortized OID and debt issuance costs on the 2018 Notes as of November 5, 2012 had no fair value and were eliminated in the purchase price allocation.

As of December 31, 2012, BWAY Holding was in compliance with applicable financial covenants related to the 2018 Notes.

Senior Secured Credit Facilities

In connection with the Platinum Merger, we entered into (i) a senior secured term loan facility in an aggregate principal amount of $470.0 million (the “2012 Term Loan”), pursuant to a term loan credit agreement, dated as of November 5, 2012, by and among BWAY Holding, as lead borrower, BWAY Intermediate, BWAY Corporation and North America Packaging Corporation, as subsidiary borrowers, the lenders party thereto from time to time, and (ii) a $150.0 million senior secured asset-based revolving credit facility, pursuant to a credit agreement, dated as of November 5, 2012, by and among BWAY Holding, as lead borrower, certain domestic subsidiaries signatories thereto, as subsidiary borrowers, BWAY Intermediate, the lenders party thereto from time to time (the “ABL Facility” and together, with the 2012 Term Loan, the “2012 Senior Secured Credit Facilities”). The net proceeds from the 2012 Term Loan were used to finance in part the consideration paid in the Platinum Merger, to pay off certain predecessor indebtedness in connection with the Platinum Merger and to pay fees and expenses related to the Platinum Merger and the associated financings. The 2012 Term Loan will mature on August 6, 2017 and the ABL Facility will mature on May 6, 2017.

The 2012 Term Loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest is payable on the 2012 Senior Secured Credit Facilities at a rate equal to the LIBO rate or the base rate, plus an applicable margin.

As of December 31, 2012, there were outstanding standby letters of credit of $7.6 million and outstanding ABL Facility borrowings of $3.6 million which reduced available ABL Facility borrowings to $138.8 million. As of December 31, 2012, the ABL Facility interest rate was 4.0%.

We are required to test BWAY Intermediate’s fixed charge ratio (as defined in the credit agreement) when availability under the ABL Facility is less than the greater of 10% of the commitments under the new ABL facility and $14.0 million. For the period ended December 31, 2012, our availability under the ABL Facility did not require us to test the fixed charge ratio.

As of December 31, 2012, BWAY Intermediate was in compliance with applicable financial covenants contained in the Credit Agreement.

Prior to the Platinum Merger, predecessor was subject to an amended and restated credit agreement dated as of February 23, 2011, among BWAY Intermediate, BWAY Holding, ICL Industrial Containers ULC (“ICL”) and various lenders. The agreement amended an original credit agreement dated as of June 16, 2010. Under the agreement, BWAY Holding was the “U.S. Borrower” and ICL was the “Canadian Borrower.” As amended, the facility consisted of a U.S. Borrower $470.7 million term loan and a Canadian Borrower $41.8 million term loan (collectively, the “2010 Term Loan”). The facility also provided the U.S. Borrower with a $70.0 million revolver and the Canadian Borrower with a $5.0 million revolver.

Outstanding borrowings under the predecessor credit agreement were repaid using, in part, proceeds from the 2012 Term Loan.

Debt Issuance Costs

We are amortizing debt issuance costs of $20.3 million related to the 2018 Notes and the 2012 Credit Senior Secured Credit Facilities utilizing the effective yield method. As of December 31, 2012, unamortized debt issuance costs on long-term debt were $19.7 million.

Immediately preceding the closing of the Platinum Merger, Predecessor expensed $18.2 million of unamortized deferred debt issuance costs related to the repayment of its prior indebtedness. The unamortized costs were included in loss on extinguishment of debt, as discussed below. The original debt issuance costs on Predecessor’s debt were $34.0 million, and Predecessor was amortizing the cost to interest expense over the term of the related debt utilizing the effective yield method. At September 30, 2012, $23.6 million of Predecessor’s deferred debt issuance cost remained unamortized.

As of November 5, 2012, there were unamortized OID and debt issuance costs associated with the 2018 Senior Notes of $2.1 million and $4.9 million, respectively. The 2018 Senior Notes were assumed in the Platinum Merger. As such, the unamortized amounts associated with the notes as of November 5, 2012 were eliminated in purchase accounting and not brought forward as they had no fair value. We incurred bank fees of $1.0 million associated with the assumption, which are recorded as deferred debt issuance costs and will be amortized over the remaining term of the notes.

Loss on Extinguishment of Debt

In the periods ended December 31, 2012 and November 5, 2012, we recorded a loss on extinguishment of debt of $1.0 million and $20.0 million, respectively. The $1.0 million represents financing costs associated with an unused bridge loan. The $20.0 million represents the write-off of $1.7 million of unamortized OID and $18.2 million of unamortized debt issuance costs, each associated with the 2010 Term Loan, and $0.1 million of fees and expenses.

Parent Company Debt

On November 5, 2012, BWAY Parent issued the 2017 PIK Notes ($335.0 million aggregate principal amount of 9.50%/10.25% Senior PIK Toggle Notes due 2017). Interest on the notes is payable each May 1 and November 1 through maturity, November 1, 2017. We are not a party to the indenture nor have we guaranteed the notes. As such, we have not included the debt in our consolidated financial statements. However, subject to limitations in our debt agreements regarding payments to BWAY Parent, we will provide funds to BWAY Parent so that it may pay cash interest on the 2017 PIK Notes. The first interest payment due May 1, 2013 will be $15.6 million with subsequent semi-annual interest payments of $15.9 million to November 1, 2017.

BOE Holding has $25.7 million of outstanding promissory notes with its shareholders. The notes and accrued interest are due at maturity, November 4, 2015. Subject to limitations in our debt agreements regarding payments to BWAY Parent, we could be required to provide funds to BWAY Parent so that it may provide the necessary funds to BOE Holding to repay the promissory notes, including accrued interest.

6.	Fair Value of Financial Instruments

For a description on how we estimate fair value, see “Fair Value Measures” under Note 2, “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in the Annual Report.

Financial instruments include cash and cash equivalents, accounts receivable and payable, and debt instruments. Due to their short-term maturities, we believe the fair values of cash equivalents, if any, accounts receivable and accounts payable are equal to their carrying value.

The carrying amount and estimated fair value of long-term debt was $698.4 million and $702.3 million, respectively, as of December 31, 2012 and $637.8 million and $667.0 million, respectively, as of September 30, 2012. We estimated fair value for other debt instruments based on quoted market prices in the secondary credit market, which we have categorized within Level 2 of the fair value hierarchy.

7.	Goodwill and Other Intangible Assets

Goodwill

($ in millions)	Metal Packaging	Plastic Packaging	Total
Successor
Excess purchase price over fair value of Predecessor (1)	$458.1	$32.9	$491.0
Change	—	—	—

Balance, December 31, 2012	$458.1	$32.9	$491.0

Predecessor
Balance, September 30, 2012	$281.7	$25.9	$307.6
Change	—	—	—

Balance, November 5, 2012	$281.7	$25.9	$307.6

(1)	See “Purchase Price Allocation” included in Note 2, “Acquisition of BWAY Parent by Platinum.”

Other Intangible Assets

($ in millions)	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2012 (Successor)
Finite-lived intangible assets
Customer relationships	13.0	$521.8	$(9.5)	$512.3
Indefinite-lived intangible assets
Trade names		122.8	—	122.8

Total other intangible assets		$644.6	$(9.5)	$635.1

September 30, 2012 (Predecessor)
Finite-lived intangible assets
Customer relationships	12.9	$388.6	$(93.0)	$295.6
Trade names	10.2	49.5	(10.4)	39.1
Favorable lease agreements	4.5	0.5	(0.3)	0.2

Total other intangible assets		$438.6	$(103.7)	$334.9

Our expected future amortization expense related to finite-lived intangible assets:

Successor
($ in millions)	Future Amortization
Year ending December 31:
2013	$61.6
2014	58.5
2015	55.2
2016	52.0
2017	48.8
Thereafter	236.2

Total	$512.3

8.	Income Taxes

The effective tax rates for the successor period ended December 31, 2012 and the predecessor period ended November 5, 2012 and for the three months ended December 31, 2011 were 76.3%, 31.1% and 43.1%, respectively. The rate for the successor period ended December 31, 2012 was higher than the statutory rate as a result of merger related transaction costs previously capitalized for tax purposes which became deductible in the successor period ended December 31, 2012. The effective tax rate for the predecessor period ended November 5, 2012 was lower than the statutory rate as a result of certain merger related transaction costs incurred during the period which were not deductible for tax purposes as well as certain stock compensation costs that are not deductible for tax purposes. The effective tax rate for the three months ended December 31, 2011 was higher than the statutory rate as a result of the domestic production deduction taken during the period.

Deferred tax liabilities increased during period ending December 31, 2012 to $290.6 million, an increase of $152.4 million compared to the period ending November 5, 2012 period. This increase was primarily related to increases in fair value of fixed assets and intangible assets in connection with the Company’s purchase accounting resulting from the Platinum Merger.

9.	Employee Benefit Obligations

Employee Benefit Obligation Liabilities

Employee benefit obligations as of the dates indicated were:

	Successor	Predecessor
($ in millions)	December 31, 2012	September 30, 2012
Employee benefit obligation liabilities
Defined benefit pension plans	$12.8	$13.4
Retiree medical and other postretirement benefits	7.7	7.8
Deferred compensation	6.7	6.7

Total employee benefit obligation liabilities	$27.2	$27.9

Employee benefit obligation liabilities by financial statement line item
Other current liabilities	$1.2	$1.2
Other liabilities	26.0	26.7

Total employee benefit obligation liabilities	$27.2	$27.9

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated were:

	Successor	Predecessor
($ in millions)	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Three Months Ended December 31, 2011
Defined benefit pension plans
Interest cost	$0.3	$0.1	$0.4
Expected return on plan assets	(0.3)	(0.1)	(0.4)

	$—	$—	$—

Other benefits
Interest cost	$0.1	$—	$0.1

Total net periodic benefit cost	$0.1	$—	$0.1

Multiemployer Pension Liabilities

As of December 31, 2012 and September 30, 2012, we had accrued pension withdrawal liabilities of $4.2 million and $4.3 million, respectively, related to multiemployer pension plans that covered certain union employees at our former Franklin Park, Illinois facility, which we closed in 2008.

10.	Restructuring

For a summary of our on-going restructuring initiatives, see Note 16, “Restructuring,” of Notes to Consolidated Financial Statements included in the Annual Report.

Restructuring liabilities by reportable segment

($ in millions)	Metal Packaging Segment	Plastic Packaging Segment	Corporate Unallocated	Total
Successor
Balance, November 6, 2012	$4.7	$0.2	$0.2	$5.1
Restructuring adjustment	—	—	(0.1)	(0.1)
Expenditures	—	(0.1)	(0.1)	(0.2)

Balance, December 31, 2012	$4.7	$0.1	$—	$4.8

Predecessor
Balance, September 30, 2012	$4.7	$0.2	$0.2	$5.1
Restructuring expense	—	—	0.1	0.1
Expenditures	—	—	(0.1)	(0.1)

Balance, November 5, 2012	$4.7	$0.2	$0.2	$5.1

Restructuring liabilities by major type of cost

($ in millions)	Severance and Benefits	Facility Closure	Pension Withdrawal Liability	Total
Successor
Balance, November 6, 2012	$0.2	$0.6	$4.3	$5.1
Restructuring adjustment	(0.1)	—	—	(0.1)
Expenditures	(0.1)	(0.1)	—	(0.2)

Balance, December 31, 2012	$—	$0.5	$4.3	$4.8

Predecessor
Balance, September 30, 2012	$0.2	$0.6	$4.3	$5.1
Restructuring expense	0.1	—	—	0.1
Expenditures	(0.1)	—	—	(0.1)

Balance, November 5, 2012	$0.2	$0.6	$4.3	$5.1

Restructuring liabilities by balance sheet line item

	Successor	Predecessor
($ in millions)	December 31, 2012	September 30, 2012
Current liabilities	$0.7	$1.0
Other liabilities	4.1	4.1

Total restructuring liabilities	$4.8	$5.1

11.	Stockholder’s Equity

Statements of stockholder’s equity

($ in millions)	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Successor
BWAY Parent equity basis in BWAY Intermediate	1,000	$—	$568.2	$—	$—	$568.2
Non-cash contribution by BWAY Parent	—	—	9.9	—	—	9.9
Net loss	—	—	—	(4.4)	—	(4.4)
Other comprehensive loss	—	—	—	—	0.5	0.5

Balance, December 31, 2012	1,000	$—	$578.1	$(4.4)	$0.5	$574.2

Predecessor
Balance, September 30, 2012	1,000	$—	$310.9	$(122.1)	$(5.0)	$183.8
Non-cash contribution by BWAY Parent	—	—	12.2	—	—	12.2
Excess tax benefit related to share-based payments	—	—	2.8	—	—	2.8
Stock-based compensation expense	—	—	13.5	—	—	13.5
Net loss	—	—	—	(31.4)	—	(31.4)
Other comprehensive loss	—	—	—	—	0.3	0.3

Balance, November 5, 2012	1,000	$—	$339.4	$(153.5)	$(4.7)	$181.2

Dividend Restrictions

Our ability to pay dividends to BWAY Parent is limited by certain restrictive covenants in our debt agreements.

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were:

($ in millions)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss)
Successor
Balance, November 6, 2012	$—	$—	$—
Change	—	0.5	0.5

Balance, December 31, 2012	$—	$0.5	$0.5

Predecessor
Balance, September 30, 2012	$(3.8)	$(1.2)	$(5.0)
Change	—	0.3	0.3

Balance, November 5, 2012	$(3.8)	$(0.9)	$(4.7)

12.	Share-Based Compensation

Prior to the Platinum Merger, certain members of management were participants in a share-based compensation plan, which we describe in Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements included in the Annual Report. There were no grants under the plan from October 1, 2012 until the plan was terminated effective November 5, 2012.

Effective with the closing of the Platinum Merger, each outstanding stock option was automatically settled in exchange for the right to receive an amount equal to the excess of the per share merger consideration over the strike price of the applicable stock option and each was automatically cancelled and retired and ceased to exist. In the period ended November 5, 2012, we recognized stock-based compensation expense of $3.6 million and $9.4 million in cost of products sold and general and administrative expense, respectively, upon the settlement of the stock options representing the then unrecognized grant date fair value of the options.

Stock-Based Compensation Expense

Stock-based compensation expense by financial statement line item for the periods indicated was:

	Predecessor
($ in millions)	Period from October 1, 2012 to November 5, 2012	Three Months Ended December 31, 2011
Stock-based compensation expense
Cost of products sold (excluding depreciation and amortization)	$3.7	$0.1
Selling and administrative expense	9.8	0.2

Total stock-based compensation expense	$13.5	$0.3

Stock-based compensation expense is included in corporate undistributed expenses in the business segment disclosure in Note 13, “Business Segments.”

13.	Supplemental Cash Flow Disclosures

	Successor	Predecessor
($ in millions)	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Three Months Ended December 31, 2011
Cash interest paid, net	$12.3	$4.9	$20.2
Cash income taxes paid, net	0.4	0.1	—
Non-cash investing and financing activities
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$1,728.7	$—	$—
Liabilities assumed	(716.3)	—	—

Net assets acquired	$1,012.4	$—	$—

Amounts owed for capital expenditures	$1.4	$0.8	$0.9
Assets acquired through capital lease	—	—	0.1
Non-cash contribution by BWAY Parent (1)	9.9	12.2	2.2

(1)	See “Related Party Transactions” under Note 1, “General.”

14.	Commitments and Contingencies

For additional information on commitments and contingencies, see Note 18, “Commitments and Contingencies” of Notes to Consolidated Financial Statements included in the Annual Report.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We believe that the resolution of environmental matters, individually or in the aggregate, materially in excess of amounts accrued, is not reasonably possible. At each of December 31, 2012 and September 30, 2012, we had accrued $0.6 million, related to environmental liabilities. Our environmental accrual is an estimate and future expenditures may exceed our estimate. Environmental related liabilities are included in the other current liabilities line item in the condensed consolidated balance sheets. We do not expect to incur material capital expenditures for environmental control projects in the next 12 months.

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. As of December 31, 2012 and September 30, 2012, we had accrued $11.5 million and $8.5 million, respectively, related to these self-insurance liabilities, which are included in other current liabilities in the consolidated balance sheets.

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial position, results of operations or cash flows. At each of December 31, 2012 and September 30, 2012, we had accrued liabilities related to pending litigation matters of $0.4 million, which were included in the other current liabilities line item in the condensed consolidated balance sheets.

Lead Pigment and Lead Paint Litigation

Wisconsin Personal Injury Lawsuits

Armstrong Containers, Inc. (“Armstrong”), a subsidiary of the Company, was named as an alleged successor-in-interest in over thirty lead paint related personal injury lawsuits in Wisconsin. As of December 31, 2012, all but eight of the lawsuits have been dismissed with prejudice.

The amount of each claim pending is unknown and no cases to date have been settled.

Each lawsuit served upon Armstrong has been tendered to Armstrong’s insurers, for which Armstrong had insurance policies in place during the potentially relevant period. Various insurers are participating in the defense of the cases.

Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to provide a range of reasonably possible losses related to this litigation. As of December 31, 2012, we had not accrued any amounts for lead paint related personal injury claims.

15.	Business Segments

Management reviews operations along our product lines in two reportable segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products they manufacture. The primary raw materials and manufacturing processes are unique for each segment. We describe our business segments in further detail in Note 19, “Business Segments,” of Notes to Consolidated Financial Statements included in the Annual Report.

The following tables set forth certain financial information attributable to our business segments for the periods indicated:

	Successor	Predecessor
($ in millions)	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Three Months Ended December 31, 2011
Net sales (1)
Metal packaging	$86.5	$63.0	$153.8
Plastic packaging	47.4	39.6	94.6

Consolidated net sales	$133.9	$102.6	$248.4

Segment earnings (2)
Metal packaging	$10.9	$10.8	$29.0
Plastic packaging	0.5	2.2	2.5

Segment earnings	$11.4	$13.0	$31.5

Reconciliation of segment earnings to income (loss) before income taxes
Segment earnings	$11.4	$13.0	$31.5
Depreciation and amortization expense	(15.7)	(8.0)	(21.5)
Corporate undistributed expenses (3)	(1.7)	(14.6)	(3.0)
Other undistributed expenses (4)	(12.6)	(36.0)	(12.1)

Loss before income taxes	$(18.6)	$(45.6)	$(5.1)

Depreciation and amortization
Metal packaging	$10.4	$4.5	$12.0
Plastic packaging	4.6	3.2	8.6

Segment depreciation and amortization	15.0	7.7	20.6
Corporate	0.7	0.3	0.9

Consolidated depreciation and amortization	$15.7	$8.0	$21.5

(1)	In the periods presented, there were no significant intersegment sales.
(2)	Management uses a measure of segment earnings to evaluate segment performance. We calculate segment earnings as net sales less costs of products sold and selling expenses, each as related to the applicable segment. Segment earnings exclude depreciation and amortization.
(3)	Corporate undistributed expenses include stock-based compensation expense and certain other general administrative expenses not allocated to the segments for reporting purposes. Corporate undistributed expenses exclude depreciation and amortization.
(4)	Other undistributed expenses not allocated to segments include the following: restructuring expense, interest expense, merger transaction costs, business acquisitions costs, loss on extinguishment of debt, management fee expense and other expense/income.

The following table sets forth total assets attributable to our business segments as of the dated indicated:

	Successor	Predecessor
($ in millions)	December 31, 2012	September 30, 2012
Total Assets
Metal packaging	$1,322.5	$699.6
Plastic packaging	191.6	205.9

Segment total assets	1,514.1	905.5
Corporate	207.0	279.3

Total assets	$1,721.1	$1,184.8

The following table sets forth the percentage of net sales and net sales by customer geographic location for the periods indicated:

	Successor	Predecessor
	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Three Months Ended December 31, 2011
Consolidated net sales
United States	92%	92%	93%
Canada	7	7	6
Other	1	1	1

Total	100%	100%	100%

Metal packaging net sales
United States	93%	92%	95%
Canada	6	7	4
Other	1	1	1

Total	100%	100%	100%

Plastic packaging net sales
United States	91%	91%	91%
Canada	9	9	8
Other	—	—	1

Total	100%	100%	100%

16.	Supplemental Guarantor Subsidiaries Information

BWAY Intermediate, BWAY Holding and certain of BWAY Holding’s subsidiaries (BWAY Holding and certain of its subsidiaries collectively, the “BWAY Guarantors”) have guaranteed the 2018 Notes on a senior unsecured basis. These guarantees are joint and several obligations of the BWAY Guarantors, each of which is a 100% owned subsidiary of BWAY Intermediate. ICL, our foreign subsidiary, does not guarantee the 2018 Notes.

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

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

December 31, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$0.5	$1.7	$—	$2.2
Accounts receivable, net	—	—	98.9	3.4	—	102.3
Inventories, net	—	—	122.9	2.6	—	125.5
Other current assets	—	—	61.5	1.1	—	62.6

Total current assets	—	—	283.8	8.8	—	292.6
Property, plant and equipment, net	—	—	273.6	5.0	—	278.6
Goodwill	—	—	491.0	—	—	491.0
Other intangible assets, net	—	—	625.8	9.3	—	635.1
Other assets	—	—	58.8	—	(35.0)	23.8
Intercompany	—	699.3	—	0.3	(699.6)	—
Investment in subsidiaries	574.2	574.2	(16.2)	—	(1,132.2)	—

Total assets	$574.2	$1,273.5	$1,716.8	$23.4	$(1,866.8)	$1,721.1

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$—	$69.7	$3.1	$—	$72.8
Other current liabilities	—	0.9	39.5	1.4	—	41.8
Current portion of long-term debt		4.7	—	—	—	4.7

Total current liabilities	—	5.6	109.2	4.5	—	119.3
Long-term debt	—	693.7	—	35.0	(35.0)	693.7
Deferred tax liabilities	—	—	290.6	—	—	290.6
Intercompany	—	—	699.6	—	(699.6)	—
Other liabilities	—	—	43.2	0.1	—	43.3
Total stockholder’s equity (deficit)	574.2	574.2	574.2	(16.2)	(1,132.2)	574.2

Total liabilities and stockholder’s equity (deficit)	$574.2	$1,273.5	$1,716.8	$23.4	$(1,866.8)	$1,721.1

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

September 30, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$90.7	$3.4	$—	$94.1
Accounts receivable, net	—	—	118.7	3.8	—	122.5
Inventories, net	—	—	109.3	2.8	—	112.1
Other current assets	—	—	17.3	1.1	—	18.4

Total current assets	—	—	336.0	11.1	—	347.1
Property, plant and equipment, net	—	—	160.5	6.3	—	166.8
Goodwill	—	—	307.6	—	—	307.6
Other intangible assets, net	—	—	325.1	9.8	—	334.9
Other assets	—	—	27.2	0.4	—	27.6
Intercompany	—	597.8	—	—	(597.0)	0.8
Investment in subsidiaries	183.8	183.8	(18.0)	—	(349.6)	—

Total assets	$183.8	$781.6	$1,138.4	$27.6	$(946.6)	$1,184.8

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$—	$124.9	$3.5	$—	$128.4
Other current liabilities	—	—	50.0	1.7	—	51.7

Total current liabilities	—	—	174.9	5.2	—	180.1
Long-term debt	—	597.8	—	40.0	—	637.8
Deferred tax liabilities	—	—	138.8	—	—	138.8
Intercompany	—	—	596.7	0.3	(597.0)	—
Other liabilities	—	—	44.2	0.1	—	44.3
Total stockholder’s equity (deficit)	183.8	183.8	183.8	(18.0)	(349.6)	183.8

Total liabilities and stockholder’s equity (deficit)	$183.8	$781.6	$1,138.4	$27.6	$(946.6)	$1,184.8

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Unaudited Condensed Consolidating Statement of Operations

and Comprehensive Income Information

For the period from November 6, 2012 to December 31, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$129.6	$4.3	$—	$133.9
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	117.6	3.8	—	121.4
Depreciation and amortization	—	—	15.2	0.5	—	15.7
Selling and administrative	—	—	2.8	—	—	2.8
Restructuring	—	—	(0.1)	—	—	(0.1)
Interest	—	2.6	4.1	0.3	—	7.0
Loss on extinguishment of debt	—	—	0.9	0.1	—	1.0
Management fee	—	—	5.0	—	—	5.0
Other income (expense)	—	—	(0.2)	(0.1)	—	(0.3)

Total costs and expenses	—	2.6	145.3	4.6	—	152.5

Loss before income taxes	—	(2.6)	(15.7)	(0.3)	—	(18.6)
Benefit from income taxes	—	(1.0)	(13.1)	(0.1)	—	(14.2)
Equity in loss of subsidiaries	(4.4)	(2.8)	(0.2)	—	7.4	—

Net loss	$(4.4)	$(4.4)	$(2.8)	$(0.2)	$7.4	$(4.4)

Comprehensive (loss) income	$(3.9)	$(3.9)	$(2.3)	$0.3	$5.9	$(3.9)

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Statement of Operations

and Comprehensive Income Information

For the period from October 1, 2012 to November 5, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$99.2	$3.4	$—	$102.6
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	89.4	3.1	—	92.5
Depreciation and amortization	—	—	7.7	0.3	—	8.0
Selling and administrative	—	—	11.6	0.1	—	11.7
Restructuring	—	—	0.1	—	—	0.1
Interest	—	2.1	2.1	0.2	—	4.4
Merger transaction	—	—	10.9	—	—	10.9
Loss on extinguishment of debt	—	—	19.7	0.3	—	20.0
Other income (expense)	—	—	0.1	0.5	—	0.6

Total costs and expenses	—	2.1	141.6	4.5	—	148.2

Loss before income taxes	—	(2.1)	(42.4)	(1.1)	—	(45.6)
Benefit from income taxes	—	(0.8)	(13.4)	—	—	(14.2)
Equity in loss of subsidiaries	(31.4)	(30.1)	(1.1)	—	62.6	—

Net loss	$(31.4)	$(31.4)	$(30.1)	$(1.1)	$62.6	$(31.4)

Comprehensive loss	$(31.1)	$(31.1)	$(29.8)	$(0.8)	$61.7	$(31.1)

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Statement of Operations

and Comprehensive Income Information

For the three months ended December 31, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$240.3	$8.1	$—	$248.4
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	207.2	7.1	—	214.3
Depreciation and amortization	—	—	20.6	0.9	—	21.5
Selling and administrative	—	—	5.4	0.2	—	5.6
Restructuring	—	—	0.2	—	—	0.2
Interest	—	5.4	6.7	0.5	—	12.6
Other expense	—	—	(0.1)	(0.6)	—	(0.7)

Total costs and expenses	—	5.4	240.0	8.1	—	253.5

Loss before income taxes	—	(5.4)	0.3	—	—	(5.1)
Benefit from income taxes	—	(2.1)	(0.1)	—	—	(2.2)
Equity in loss of subsidiaries	(2.9)	0.4	—	—	2.5	—

Net loss	$(2.9)	$(2.9)	$0.4	$—	$2.5	$(2.9)

Comprehensive loss	$(3.1)	$(3.1)	$0.2	$(0.2)	$3.1	$(3.1)

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the period from November 6, 2012 to December 31, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(10.3)	$0.1	$0.7	$—	$(9.5)
Cash flows from investing activities
Capital expenditures	—	—	(6.0)	(0.1)	—	(6.1)
Cash paid for acquisitions	(1,012.4)	—	—	—	—	(1,012.4)
Change in intercompany	444.2	4.5	—	—	(448.7)	—

Net cash used in investing activities	(568.2)	4.5	(6.0)	(0.1)	(448.7)	(1,018.5)

Cash flows from financing activities
Proceeds from issuance of secured debt	—	467.7	—	—	—	467.7
Proceeds from revolving credit facility borrowings	—	20.6	—	—	—	20.6
Repayments of revolving credit facility borrowings	—	(17.0)	—	—	—	(17.0)
Principal repayments under capital lease obligations	—	—	(0.2)	—	—	(0.2)
Capital contributions	568.2	(444.2)	—	—	444.2	568.2
Payment of debt issuance costs	—	(21.3)	—	—	—	(21.3)
Change in intercompany	—	—	(4.5)	—	4.5	—

Cash provided by (used in) financing activities	568.2	5.8	(4.7)	—	448.7	1,018.0

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3

Net decrease in cash and cash equivalents	—	—	(10.6)	0.9	—	(9.7)
Cash and cash equivalents, beginning of period	—	—	11.1	0.8	—	11.9

Cash and cash equivalents, end of period	$—	$—	$0.5	$1.7	$—	$2.2

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the period from October 1, 2012 to November 5, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(39.9)	$(0.6)	$—	$(40.5)
Cash flows from investing activities
Capital expenditures	—	—	(2.4)	—	—	(2.4)
Change in intercompany	—	40.0	—	—	(40.0)	—

Net cash provided by (used in) investing activities	—	40.0	(2.4)	—	(40.0)	(2.4)

Cash flows from financing activities
Repayments of secured debt	—	(40.0)	—	(2.0)	—	(42.0)
Principal repayments under capital lease obligations	—	—	(0.1)	—	—	(0.1)
Excess tax benefit related to share based payments	—	—	2.8	—	—	2.8
Change in intercompany	—	—	(40.0)	—	40.0	—

Net cash used in financing activities	—	(40.0)	(37.3)	(2.0)	40.0	(39.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—

Net decrease in cash and cash equivalents	—	—	(79.6)	(2.6)	—	(82.2)
Cash and cash equivalents, beginning of period	—	—	90.7	3.4	—	94.1

Cash and cash equivalents, end of period	$—	$—	$11.1	$0.8	$—	$11.9

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the three months ended December 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash used in operating activities	$—	$(10.3)	$(40.6)	$(2.9)	$—	$(53.8)
Cash flows from investing activities
Capital expenditures	—	—	(6.0)	—	—	(6.0)
Business acquisitions, net of cash acquired	—	—	(0.4)	—	—	(0.4)
Change in intercompany	—	27.8	—	—	(27.8)	—

Net cash provided by (used in) investing activities	—	27.8	(6.4)	—	(27.8)	(6.4)

Cash flows from financing activities
Repayments of secured debt	—	(35.0)	—	—	—	(35.0)
Proceeds from revolving credit facility borrowings	—	35.0	—	—	—	35.0
Repayments of revolving credit facility borrowings	—	(17.5)	—	—	—	(17.5)
Principal payments under capital lease obligations	—	—	(0.2)	—	—	(0.2)
Change in intercompany	—	—	(27.8)	—	27.8	—

Net cash used in financing activities	—	(17.5)	(28.0)	—	27.8	(17.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.1	—	0.1

Net decrease in cash and cash equivalents	—	—	(75.0)	(2.8)	—	(77.8)
Cash and cash equivalents, beginning of period	—	—	78.1	4.4	—	82.5

Cash and cash equivalents, end of period	$—	$—	$3.1	$1.6	$—	$4.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Annual Report and with Item 1, “Financial Statements” of this report.

BWAY Intermediate is a 100% owned subsidiary of BWAY Parent. Effective November 5, 2012, BWAY Parent was acquired by private equity investment vehicles managed by Platinum. For a discussion of the “Platinum Merger,” see Note 2, “Acquisition of BWAY Parent by Platinum” of Notes to Unaudited Condensed Consolidated Financial Statements under Item 1. The transaction resulted in a change in control.

BWAY Intermediate continued as the same legal entity following the Platinum Merger. However, due to the change in control, our assets and liabilities were recorded at their estimated fair value as of the acquisition date. In this discussion and analysis, references to “Predecessor” or “Successor” indicate the period preceding the Platinum Merger (through November 5, 2012 excluding the effects of the merger) or the period succeeding the Platinum Merger, respectively. The separate presentation in the financial statements is required when there is a change in accounting basis.

The Platinum Merger did not affect the nature of the business, operations or customer relationships.

Effective February 8, 2013, we changed our fiscal year end from September 30 to December 31. The unaudited condensed consolidated financial statements Item 1 cover the transition period from October 1, 2012 to December 31, 2012, which includes the predecessor period from October 1, 2012 to November 5, 2012 and the successor period from November 6, 2012 to December 31, 2012. Our 2013 fiscal year will cover the period from January 1, 2013 to December 31, 2013.

We report our results of operations in two segments: metal packaging and plastic packaging. See Note 14, “Business Segments,” of Notes to Unaudited Condensed Consolidated Financial Statements under Item 1.

Factors Affecting Our Results of Operations

For a discussion of general factors affecting our results of operations, including net sales, expenses and raw materials, see “Factors Affecting Our Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Annual Report.

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

We have separated our historical financial results into the predecessor and successor periods, as discussed above, which is required under generally accepted accounting principles when there is a change in accounting basis as occurred when purchase accounting was applied as a result of the Platinum Merger. Management believes the transaction did not affect the fundamentals of the business and our discussion and analysis of our results of operations addresses the predecessor and successor periods on a combined basis when appropriate.

To enhance our comparative analysis of results of operations, we include the presentation of the quarter ended December 31, 2012 on a combined basis in the following summary information. The combined information represents the mathematical addition of the period from October 1, 2012 to November 5, 2012 (predecessor) and the period from November 6, 2012 to December 31, 2012 (successor). We believe the combined discussion provides relevant information to investors and represents how management evaluates the business. Although management views these periods on a combined basis for purposes of evaluating operating results, the reader is cautioned that these are considered to be separate periods for financial reporting purposes and they should be evaluated separately as applicable.

	Successor	Predecessor	Combined (1)	Predecessor
($ in millions)	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Quarter Ended December 31, 2012	Quarter Ended December 31, 2011	Percent Change (2)
Net sales
Metal packaging segment	$86.5	$63.0	$149.5	$153.8	(2.8)%
Plastic packaging segment	47.4	39.6	87.0	94.6	(8.0)

Total	$133.9	$102.6	$236.5	$248.4	(4.8)%

Cost of products sold (3)
Metal packaging segment	$75.1	$51.6	$126.7	$123.2	2.8%
Plastic packaging segment	46.5	37.0	83.5	91.0	(8.2)

Segment total	121.6	88.6	210.2	214.2	(1.9)
Corporate	(0.2)	3.9	3.7	0.1	NM

Total	$121.4	$92.5	$213.9	$214.3	(0.2)%

Net sales less cost of products sold (3)
Metal packaging segment	$11.4	$11.4	$22.8	$30.6	(25.5)%
Plastic packaging segment	0.9	2.6	3.5	3.6	(2.8)
Corporate	0.2	(3.9)	(3.7)	(0.1)	NM

Total	$12.5	$10.1	$22.6	$34.1	(33.7)%

Net sales less cost of products sold as a percentage of net sales (3)
Metal packaging segment	13.2%	18.1%	15.3%	19.9%	(3.3)%
Plastic packaging segment	1.9	6.6	4.0	3.8	5.7
Consolidated	9.3	9.8	9.6	13.7	(30.4)

(1)	The combination of the successor and predecessor periods for the quarter ended December 31, 2012 is a non-GAAP financial measure. We have included the separate periods in this presentation to enable the reconciliation of the information to our GAAP presentation in the unaudited condensed consolidated financial statements. We have presented the information on a combined basis to provide a reasonable basis of comparison to quarter ended December 31, 2011. The Platinum Merger in November 2012 did not affect the nature of operations or the business.
(2)	The percentage change is based on the change for the combined quarter ended December 31, 2012 (as discussed above) from the quarter ended December 31, 2011.
(3)	Excludes depreciation and amortization expense.

Net Sales

Consolidated net sales for the three months ended December 31, 2012 decreased $11.9 million, or 4.8%, to $236.5 million compared to the same period last year. Excluding the effect of the sale of the Company’s bottle business, the decrease is primarily due to lower overall volumes which decreased approximately 3.4%, primarily as a result of lower market demand, and was partially offset by the pass-through of higher raw material costs.

During the three months ended December 31, 2012, net sales for the Company’s metal packaging segment were $149.5 million compared to $153.8 million in the same period last year. The decrease resulted from lower volumes and a weaker product sales mix which was partially offset by effective pass-through of raw material driven selling prices.

During the three months ended December 31, 2012, net sales for the plastic packaging segment for were $87.0 million compared to $94.6 million last year. Excluding the effect of the sale of the Company’s bottle business, volume on the remaining products declined by 1.3% driven primarily by actions taken to reduce or eliminate lower margin accounts.

Difference between net sales and cost of products sold (excluding depreciation and amortization)

The difference between consolidated net sales and cost of products sold (excluding depreciation and amortization) was $22.6 million for the three months ended December 31, 2012 and includes $3.6 million of unamortized grant date fair value that was recognized due to the vesting of all stock options in association with the Platinum Merger in the predecessor period ended November 5, 2012. The charge is included in corporate undistributed expenses. The successor period ended December 31, 2012 includes $8.4 million related to the amortization of the fair value adjustment to inventories recorded in purchase accounting. Excluding these merger related items, gross margin was $34.6 million compared to $34.1 million for the same period last year and as a percentage of net sales increased to 9.6% from 13.7% in the three months ended December 31, 2012 and December 31, 2011, respectively. The increase was largely attributable to effective management of the pass-through of raw material price changes and was partially offset by lower volumes and a weaker sales mix.

The difference between metal net sales and cost of products sold (excluding depreciation and amortization) for the three months ended December 31, 2012 was $22.8 million compared to $30.6 million for the same period in 2011. Excluding $6.5 million related to the amortization of the fair value adjustment to inventories recorded in purchase accounting in the successor period, the difference for the three months ended December 31, 2012 was $29.3 million, or a decrease to 19.6% as a percentage of net sales from 19.9% in comparison to the prior period. Lower volumes of 4.6%, weaker product sales mix and costs associated with changing the Company’s year-end to December 31 were offset by effective management of raw material cost change pass-through.

The difference between plastic net sales and cost of products sold (excluding depreciation and amortization) for the three months ended December 31, 2012 was $3.5 million compared to $3.6 million in the same period last year. Excluding $1.9 million related to the amortization of the fair value adjustment to inventories recorded in purchase accounting in the successor period, gross margin was $5.4 million for the current quarter, or an increase to 6.2% as a percentage of net sales from 3.8% in comparison to the prior period. The increase resulted from actions taken by the Company to improve margins in this segment including, productivity improvement initiatives, changes in policies and practices with regard to passing through changes in resin prices, and proactive actions related to lower margin accounts, partially offset by costs associated with changing the Company’s fiscal year-end to December 31.

Selling and Administrative Expense

In the three months ended December 31, 2012, segment selling and administrative expense was $2.0 million compared to $2.7 million for the prior year quarter.

In the period ended November 5, 2012, corporate undistributed expenses included in selling and administrative expense included stock-based compensation expense of $9.8 million, including $9.4 million related to unamortized grant date fair value recognized due to the vesting of all stock options in association with the Platinum Merger. Excluding the additional stock-based compensation expense due to the merger, corporate undistributed selling and administrative expense decreased $0.2 million in the three months ended December 31, 2012 from the quarter ended December 31, 2011 and remained approximately 1% of net sales.

Other items

Depreciation and amortization expense. In the three months ended December 31, 2012, depreciation and amortization expense increased to $23.7 million, an increase of $2.2 million compared to the quarter ended December 31, 2012. The increase was primarily attributable to purchase accounting adjustments which increased the fair value of fixed assets and definite-lived intangible assets.

Interest expense. In the three months ended December 31, 2012 interest expense decreased $1.2 million compared to the quarter ended December 31, 2011 primarily due to lower average outstanding borrowings during the respective quarter. Debt principal outstanding as of December 31, 2012 and December 31, 2011 was $678.6 million and $696.1 million, respectively.

Merger transaction costs. In the period ended November 5, 2012, we recorded $10.9 million of merger related transaction costs. The $10.9 million includes a $10.0 million management sale bonus and $0.4 million of employer payroll taxes related to the bonus and compensation associated with the settlement of stock options.

Loss on extinguishment of debt. In the period ended November 5, 2012, we recorded a loss on extinguishment of debt of $20.0 million. The amount included the write-off of $1.7 million of unamortized OID and $18.2 million of unamortized debt issuance costs, each associated with the 2010 Term Loans, and $0.1 million of fees and expenses.

Management fee expense. In the successor period ended December 31, 2012 we recorded a $5.0 million management fee to PE Advisors pursuant to a corporate advisory services agreement.

Other expense (income). In the three months ended December 31, 2012, other expense included foreign exchange losses of $0.4 million. In the quarter ended December 31, 2011, other income included foreign exchange gains of $0.5 million. The foreign exchange gains/losses are primarily related to the U.S. dollar denominated debt of our Canadian subsidiary.

Benefit from income taxes. In the three months ended December 31, 2012, the effective tax rate was approximately 44.2%. In the quarter ended December 31, 2011, the effective tax rate was approximately 43%. The effective tax rates for the three months ended December 31, 2012 were higher than the federal statutory rate due to merger related costs previously capitalized for tax purposes which became deductible in the successor period ended December 31, 2012. The effective tax rate for the quarter ended December 31, 2011 was higher than the statutory rate as a result of the domestic production deduction taken during the period.

Period from November 6, 2012 to December 31, 2012 (Successor)

The following table presents our results of operations for the successor period from November 6, 2012 to December 31, 2012:

($ in millions)	Successor
Net sales	$133.9
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	121.4
Depreciation and amortization	15.7
Selling and administrative	2.8
Restructuring	(0.1)
Interest	7.0
Loss on extinguishment	1.0
Management fee	5.0
Other	(0.3)

Total costs and expenses	152.5

Loss before income taxes	(18.6)
Benefit from income taxes	(14.2)

Net loss	$(4.4)

Accounting guidance for business combinations (or purchase accounting) requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. Increases in the cost basis of property, plant and equipment and identifiable definite-lived intangibles would result in higher depreciation and amortization expense, respectively. In addition, due to financial transactions completed in connection with the Platinum Merger, we experienced other changes in our results of operations for the period following the Platinum Merger. There have been no material changes to the business, operations or customer relationships acquired from Predecessor. Those elements included in our results of operations for the period November 6, 2012 to December 31, 2012 that are inconsistent with our results of operations for the period October 1, 2012 to November 5, 2012 are summarized as follows:

•

Cost of products sold (excluding depreciation and amortization) in the successor period ended December 31, 2012 included $8.4 million of amortization of non-cash purchase accounting adjustments to inventory.

•

Depreciation and amortization reflects the depreciation of property, plant and equipment reflecting the change to fair value and remaining useful lives and the amortization of definite-lived intangibles acquired in the Platinum Merger.

•	Interest expense, net, reflects interest expense on higher debt following the Platinum Merger, including the amortization of debt issuance costs incurred related to the debt.

•	Platinum Equity monitoring fee is related to their management of the Company in the successor period from November 6, 2012 to December 31, 2012 .

•	The non-deductibility of certain transaction related expenses affected the effective tax rate for the successor period ended December 31, 2012.

Liquidity and Capital Resources

Impact of the Platinum Merger on Liquidity

As a result of the Platinum Merger, our outstanding debt principal increased from $599.6 million to $675.0 million. However, the weighted-average interest rate remained the same at 6.2%. In addition, we will be required to make annual debt repayments (payable in equal quarterly installments) of $4.7 million, and we estimate that our annual cash interest will increase $4.6 million. In addition, we have entered into a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC (“Advisors”), an affiliate of Platinum Equity, LLC. Advisors will provide us with a variety of consulting and other services for which we will pay an annual management fee of $5.0 million.

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

BWAY Parent, on a consolidated basis including predecessor and successor periods, has incurred costs and expenses associated with the Platinum Merger of approximately $82.0 million. These costs and expenses include debt issuance costs, transaction fees and expenses and costs and expenses related to the extinguishment of debt. These amounts were primarily funded from the proceeds of new debt borrowings to finance, in part, the Platinum Merger.

Our discussion in the Annual Report included certain risk factors that could affect our liquidity and access to capital.

In January 2013, we completed the Ropak Acquisition. See “Subsequent Events” under Note 1, “General” of Notes to Condensed Consolidated Financial Statements in Item 1. The acquisition, including related fees and expenses, was financed in part, using the net proceeds from an incremental term loan commitment of $261.0 million and borrowings of $20.0 million under the ABL Facility. In addition to the incremental term loan borrowing, the size of the ABL Facility was increased by $50.0 million.

As of December 31, 2012, we had $138.8 million available to borrow (subject to certain borrowing base limitations) under the ABL Facility, and we had $2.2 million of cash on hand. As of December 31, 2012, we had outstanding borrowings under the ABL Facility of $3.6 million at a variable interest rate of 4.0%.

We expect cash on hand, cash provided by operations and borrowings available under the ABL facility to provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, in the next 12 months. We expect to use cash provided by operations in excess of amounts needed for capital expenditures and required debt repayments to be used to reduce debt or for other general corporate purposes.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur based on the outcome of an ongoing tax examination by the Internal Revenue Service. Due to the status of the current examination, changes that could occur in the amount of gross unrecognized tax benefits during the next 12 months cannot be estimated at this time.

We are subject to certain covenants and restrictions under our debt agreements, which are discussed in Note 5, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Item 1. As of December 31, 2012, we were in compliance with our debt covenants. With certain exceptions, our long-term debt arrangements prohibit us from paying cash dividends, including cash dividends to BWAY Parent.

In the year ending December 31, 2013, we expect capital expenditures of approximately $50 million to $55 million, excluding any additional expenditures associated with the Ropak Acquisition, compared to $35.6 million for the fiscal year ended September 30, 2012. For the quarter ended December 31, 2012, capital expenditures were $8.5 million.

Cash Flow Information

Summary of cash flows and changes in cash and cash equivalents for the period from November 6, 2012 to December 31, 2012, the period from October 1, 2012 to November 5, 2012 and three months ended December 31, 2011:

	Successor	Predecessor		Predecessor
($ in millions)	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Combined Quarter Ended December 31, 2012	Quarter Ended December 31, 2011	Percentage Change
Cash used in operating activities	$(9.5)	$(40.5)	$(50.0)	$(53.8)	(7.1)%
Cash used in investing activities	(1,018.5)	(2.4)	(1,020.9)	(6.4)	NM
Cash provided by (used in) financing activities	1,018.0	(39.3)	978.7	(17.7)	NM
Effect of exchange rate changes	0.3	—	0.3	0.1	NM

Net decrease in cash and cash equivalents	$(9.7)	$(82.2)	$(91.9)	$(77.8)	18.1%

Cash and cash equivalents, end of period	$2.2	$11.9	$2.2	$4.7	(53.2)%

NM – Not Meaningful

Operating Activities

In the three months ended December 31, 2012, cash used in operating activities decreased $3.8 million as compared to the quarter ended December 31, 2011.

Investing Activities

In the three months ended December 31, 2012, cash used in investing activities increased $1,014.5 million as compared to the quarter ended December 31, 2011. The increase is primarily related to $1,012.4 million used for the Platinum Merger and a $2.5 million increase in capital expenditures.

Financing Activities

In the three months ended December 31, 2012, cash provided by financing activities increased $996.4 million from a use of cash in financing activities in the quarter ended December 31, 2011. The increase is primarily due to the Platinum Merger, including $467.7 million of net borrowings under the 2012 Term Loan and a capital contribution of $568.2 million, partially offset by the payment of $21.3 million of debt issuance costs associated with the new debt. In the quarter ended December 31, 2011, cash used in financing activities included the use of $35.0 million related to a voluntary repayment of borrowings under the 2010 Term Loan.

Market Risk

We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. The Senior Secured Credit Facilities bear interest at an applicable margin (based on certain ratios contained in the Credit Agreement) plus a market rate of interest. As of December 31, 2012, we had variable rate borrowings of $473.6 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly income before income taxes by $1.2 million.

Foreign Currency Exchange Rate Risk

Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In the quarter ended December 31, 2012 and

December 31, 2011, approximately 7% and 6%, respectively, of net sales were to customers located in Canada. Excluding purchases denominated in Canadian dollars, which are generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to material foreign currency exchange rate risk.

Critical Accounting Policies

For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report. Our critical accounting policies have not changed from those summarized in the Annual Report.

Off-Balance Sheet Arrangements

As of December 31, 2012, a bank had issued standby letters of credit on our behalf in the aggregate amount of $7.6 million, primarily in favor of our workers’ compensation insurers.

Contractual Obligations

In the quarter ended December 31, 2012, we refinanced the debt that was outstanding at September 30, 2012. See Note 5, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements, included in Item 1. The change was discussed in footnotes to the contractual obligations table presented in the Annual Report. Notwithstanding the new debt, the nature of our contractual obligations has not materially changed for the disclosure in the Annual Report. See “Contractual Obligations and Commercial Commitments” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Annual Report. In addition, the January 2013 Ropak Acquisition, including an increase in indebtedness, will affect future contractual obligations.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primary electricity and natural gas) used in our manufacturing processes.

Environmental Matters

For a discussion of contingencies related to environmental matters, see “Environmental” in Note 13, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements, included in Item 1.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Generally, we do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

For a discussion of interest rate risk and its relation to our indebtedness, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Market Risk” of this report.

Our business is exposed to variations in prices of raw materials and energy. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Commodity Risk” of this report.

Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant. We do not believe exchange rate changes related to fluctuations in the value of these foreign currencies in relation to the U.S. dollar expose us to a significant market risk.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation under the supervision of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation and because of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level, to enable us to record, process, summarize, and report information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC rules and forms. Notwithstanding this material weakness, our management has concluded, that based on reliance on existing controls not impacted by this deficiency, that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

As described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, we did not maintain effective controls over unit pricing in our plastic segment. Specifically, our controls over pricing were not designed effectively to provide reasonable assurance of the accuracy of revenue, as customer service representatives have the ability to change item prices and create invoices without review and approval by an independent authorized person. While this control deficiency did not result in any audit adjustments, this control deficiency could result in misstatements to the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management determined that this control deficiency constituted a material weakness and has determined that it continues to exist as of December 31, 2012.

Plan for Remediation of Material Weakness

We have been preparing to centralize our plastics pricing in one location over the last year. Once our plastics pricing has been centralized, we expect that employees who are authorized to change prices in the master file will not be authorized to create invoices and employees who are authorized to create invoices will not be authorized to change prices in the master file.

Changes in Internal Control over Financial Reporting

Other than noted below, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2012, that have materiality affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Remediation of Previously Disclosed Material Weakness

Management previously concluded as of September 30, 2012, that we did not maintain effective controls over the period-end financial reporting process as certain key accounting personnel had the ability to prepare and post their own journal entries without an independent review. Specifically, our controls over journal entries, including plant and corporate entries were not designed effectively to provide reasonable assurance that journal entries were appropriately recorded and prepared with sufficient support and documentation or that they were properly reviewed and approved for validity, accuracy and completeness of substantially all the accounts and disclosures. During the three months ended December 31, 2012, management implemented a control to confirm all journal entries are appropriately recorded, prepared and reviewed with adequate supporting documentation. We tested the newly implemented control and found it to be effective and have concluded as of December 31, 2012, this material weakness has been remediated.

Implementation of new ERP System

During the quarter ended December 31, 2012, the Company finalized the conversion to a new enterprise resource planning system with the completion of the conversion for its last remaining plant. The old ERP system was abandoned following the successful completion of this implementation in November 2012. The process involved certain upgrades to the surviving system. The implementation and upgrade of the surviving ERP system affected the processes that constitute the Company’s internal control over financial reporting and will require testing for effectiveness.

As with the implementation of any new information technology application, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation at those facilities. Management concluded, as part of its evaluation described in the above paragraph, that the implementation of the ERP system at these facilities has not materially affected the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Annual Report.

Item 1A.	Risk Factors

Risk factors affecting the company can be found within Item 1A, “Risk Factors” in the Annual Report. There have been no material changes from risk factors as previously disclosed in the Annual Report.

Item 6.	Exhibits

Listing of Exhibits

Exhibit Number	Exhibit Description

10.1	Term Loan Credit Agreement dated as of November 5, 2012, by and among BWAY Holding Company, as lead borrower, BWAY Intermediate, BWAY Corporation and North America Packaging Corporation, as subsidiary borrowers, the lenders party thereto from time to time and Deutsche Bank Trust Company Americas, as administrative agent, et al. (a)

10.2	Credit Agreement dated as of November 5, 2012, by and among BWAY Holding Company, as lead borrower, certain domestic subsidiaries signatories thereto, as subsidiary borrowers, BWAY Intermediate, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent and collateral agent, Deutsche Bank Trust Company Americas, as co-collateral agent, et al. (a)

10.3*	Stock Purchase Agreement by and among BWAY Corporation, LINPAC Finance Limited and LINPAC Group Limited dated as of November 30, 2012

31.1*	Certification required by Rule 13a-14(a) of Kenneth M. Roessler, President and Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Kenneth M. Roessler, President and Chief Executive Officer

32.2*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the interactive Data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(a)	Incorporated by reference to Form 8-K filed on November 8, 2012, file number 333-172764-01 (BWAY Intermediate).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Intermediate Company, Inc. (Registrant)

Date: March 26, 2013	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2013	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)