Form 10-Q
period 2013-03-31
BWAY INTERMEDIATE COMPANY, INC.
filed 2013-05-15
CIK 1500341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2013

Commission File Number	Registrant and State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-172764-01	BWAY Intermediate Company, Inc.	27-2594571
(Delaware)
8607 Roberts Drive, Suite 250
Atlanta, Georgia 30350-2237
(770) 645-4800

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

As of May 14, 2013, there were 1,000 shares of common stock, $0.01 par value, outstanding, all of which were owned by BWAY Parent Company, Inc.

BWAY INTERMEDIATE COMPANY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2013

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Intermediate Company, Inc. and Subsidiaries

($ in millions, except per share data)	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$6.9	$2.2
Accounts receivable, net of allowance for doubtful accounts of $0.9 at March 31, 2013 and $0.7 at December 31, 2012	176.5	102.3
Inventories	145.6	125.5
Other current assets	75.8	62.6

Total current assets	404.8	292.6

Property, plant and equipment, net	382.9	278.6
Goodwill	585.1	491.0
Other intangible assets, net	708.4	635.1
Deferred debt issuance costs	27.6	19.7
Other assets	6.4	4.1

Total assets	$2,115.2	$1,721.1

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$105.5	$72.8
Other current liabilities	63.0	41.8
Current portion of long-term debt	7.3	4.7

Total current liabilities	175.8	119.3

Long-term debt	970.2	693.7
Deferred tax liabilities	348.0	290.6
Other liabilities	44.0	43.3

Total liabilities	1,538.0	1,146.9

Commitments and contingencies (Note 15)

Stockholder’s equity
Common stock, $0.01 par value, authorized 1,000 shares; issued and outstanding 1,000 shares at March 31, 2013 and December 31, 2012	–	–
Additional paid-in capital	579.3	578.1
Accumulated deficit	(1.8)	(4.4)
Accumulated other comprehensive (loss) income	(0.3)	0.5

Total stockholder’s equity	577.2	574.2

Total liabilities and stockholder’s equity	$2,115.2	$1,721.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor	Predecessor
($ in millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net sales	$354.0	$309.7

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	297.5	261.3
Depreciation and amortization	23.6	21.7
Selling and administrative	9.1	6.2
Restructuring	1.6	0.9
Interest	13.8	12.5
Business acquisition costs	4.7	–
Management fee	1.3	–
Gain on disposition of equipment	–	(9.8)
Other	(0.2)	(1.1)

Total costs and expenses	351.4	291.7

Income before income taxes	2.6	18.0
Provision for income taxes	–	6.1

Net income	$2.6	$11.9

Comprehensive income	$1.8	$11.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor	Predecessor
($ in millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash Flows from Operating Activities
Net income	$2.6	$11.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12.9	10.5
Amortization of other intangibles	10.7	11.2
Amortization of debt issuance costs	1.2	1.2
Amortization of debt (premium) discount, net	(0.8)	0.2
Non-cash charge related to increased inventory value	0.8	–
Net gain on disposition of equipment	–	(9.8)
Unrealized foreign currency gain	–	(0.9)
Deferred income taxes	–	0.1
Stock-based compensation expense	–	0.4
Other	0.3	(0.2)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(50.4)	(31.3)
Inventories	9.9	7.6
Accounts payable	22.3	23.8
Other assets	(4.0)	(1.2)
Accrued and other liabilities	11.1	7.3
Income taxes, net	(1.1)	6.8

Net cash provided by operating activities	15.5	37.6

Cash Flows from Investing Activities
Capital expenditures	(13.8)	(7.8)
Cash paid for acquisitions, net of cash acquired	(266.2)	–
Net proceeds from disposition of equipment	–	12.2
Other	–	0.1

Net cash (used in) provided by investing activities	(280.0)	4.5

Cash Flows from Financing Activities
Proceeds from issuance of secured debt	261.0	–
Repayments of secured debt	(1.8)	–
Proceeds from revolving credit facility borrowings	72.1	14.5
Repayments of revolving credit facility borrowings	(51.4)	(32.0)
Principal repayments under capital lease obligations	(0.3)	(0.2)
Payment of debt issuance costs	(9.1)	–
Dividend paid to Parent	(1.6)	–

Net cash provided by (used in) financing activities	268.9	(17.7)

Effect of exchange rate changes on cash and cash equivalents	0.3	–

Net increase in cash and cash equivalents	4.7	24.4
Cash and cash equivalents, beginning of period	2.2	4.7

Cash and cash equivalents, end of period	$6.9	$29.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

1.	General

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

BWAY Intermediate is a 100% owned subsidiary of BWAY Parent Company, Inc. (“BWAY Parent”). Effective November 5, 2012, BWAY Parent was acquired by certain private equity investment vehicles sponsored by Platinum Equity, LLC (“Platinum”) and certain members of management. See Note 2, “Acquisition of BWAY Parent by Platinum” for a discussion of the “Platinum Merger.”

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

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “Annual Report”) and the unaudited financial statements included in our transition report on Form 10-Q for the period ended December 31, 2012 (the “Transition Report”).

The condensed consolidated balance sheet data as of December 31, 2012 included herein was derived from the unaudited condensed consolidated financial statements included in the Transition Report, but such condensed data does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements.

Management believes that the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results of operations and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations and cash flows for the full fiscal year.

Effective February 8, 2013, we changed our fiscal year end from September 30 to December 31. The accompanying unaudited condensed consolidated financial statements cover the predecessor period from January 1, 2012 to March 31, 2012 and the successor period from January 1, 2013 to March 31, 2013. Our 2013 fiscal year will cover the period from January 1, 2013 to December 31, 2013.

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

We report our operations in two business segments: metal packaging and plastic packaging. See Note 16, “Business Segments.”

Recently Adopted Accounting Standards

In February 2013, amendments to the existing accounting guidance were issued requiring the company to present, either on the face of the financial statements or in the notes, the effect of significant amounts reclassified in their entirety from each component of accumulated other comprehensive income based on the source into net income during the reporting period. For amounts not required to be reclassified in their entirety, the company is required to cross-reference to other disclosures that provide additional details about those reclassifications. The new guidance was effective for us on a prospective basis as of January 1, 2013 and did not have a material effect on our consolidated financial statements.

Related Party Transactions

Corporate Advisory Services Agreement

BWAY Parent is party to a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC (“PE Advisors”), an affiliate of Platinum. Under the agreement, PE Advisors will provide BWAY Intermediate and its subsidiaries with a variety of consulting and other services for an annual management fee and the reimbursement of out-of-pocket expenses. During the period ended March 31, 2013, PE Advisors was paid $5.0 million for their 2013 annual management fee.

Transaction Fee

During the period ended March 31, 2013, the Company paid PE Advisors $5.0 million for transaction advisory services in connection with the Ropak Acquisition (as defined and discussed in Note 3, “Recent Acquisitions”).

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

For the period ended March 31, 2013, we increased stockholder’s equity by $2.8 million related to non-cash contributions from BWAY Parent in the form of income tax deductions utilized to reduce our taxable income. For the period ended March 31, 2012, we increased stockholder’s equity by $0.7 million related to non-cash contributions from BWAY Parent in the form of income tax deductions utilized to reduce our taxable income.

Subsequent Events

On May 13, 2013 BOE Intermediate Holding Corporation (“BOE Intermediate”), a holding company and the parent of BWAY Parent completed a private placement offering of $285.0 million aggregate principal amount of 9.00%/9.75% senior PIK toggle notes due 2017 (the “BOE PIK Notes”). The BOE PIK Notes are not secured by our assets, and we are not a guarantor of the notes. The proceeds of the offering are intended to pay a special dividend to the stockholders of BOE Intermediate’s direct parent, BOE Holding Corporation (“BOE Holding”), and to pay certain costs and expenses related to the offering.

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

As a result of the merger, BWAY Parent is an indirect wholly-owned subsidiary of BOE Holding Corporation (“BOE Holding”), which is owned by Platinum and certain members of management. BOE Holding and BOE Merger were formed solely to complete the Platinum Merger.

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

BWAY Parent and its subsidiaries were acquired for $1,012.4 million, which represents merger consideration of $394.3 million, seller expenses of $25.9 million and the repayment of historical debt of $592.2 million, inclusive of accrued interest and repayment premiums. In addition, BWAY Holding’s outstanding senior notes due 2018 with an outstanding aggregate principal amount of $205.0 million were assumed (the “2018 senior notes”). The purchase price was funded through the net proceeds of a $470.0 million term loan ($467.7 million, net of OID), the issuance of $335.0 million of senior PIK toggle notes by BWAY Parent (successor) and a cash equity contribution of $267.4 million.

In connection with the Platinum Merger, the following transactions occurred:

•

Platinum, together with certain other shareholders, capitalized BOE Intermediate (through BOE Holding) with an aggregate equity contribution of $267.4 million, net of a $1.8 million working capital adjustment from the seller;

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

For a discussion of debt instruments used to fund the Platinum Merger, see Note 6, “Long-Term Debt.”

Merger Transaction Costs

In the period ended November 5, 2012, BWAY Intermediate recognized merger transaction costs of $10.9 million, which included a $10.0 million bonus to certain members of management related to the sale of BWAY Parent and $0.4 million of employer payroll taxes related to the bonus and to compensation resulting from the settlement of stock options, and BWAY Parent recognized merger transaction costs of $25.9 million, inclusive of BWAY Intermediate’s $10.9 million. In the successor period ended December 31, 2012, BWAY Parent recognized merger transaction costs of $16.0 million.

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

These condensed consolidated financial statements reflect our preliminary purchase price allocation based upon our initial estimates of fair value. However, our purchase price allocation, including the allocation of fair value by segment, is still under review by management and is subject to adjustment during the measurement period. Certain third party valuation information that would enable management to make a final estimate of the fair value of certain assets, primarily related to property, plant and equipment and other intangible assets, is preliminary and subject to revision.

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

The following table summarizes the purchase price and preliminary allocation of the purchase price based on our determination of the fair value for the net assets acquired in the Platinum Merger:

($ in millions)	Acquisition of BWAY Parent
Purchase price
Merger consideration	$394.3
Seller expenses	25.9
Debt repaid at closing	592.2

Total purchase price	$1,012.4

Purchase price allocation
Cash and cash equivalents	$12.7
Accounts receivable	125.7
Inventories	127.8
Other current assets	44.5
Property, plant and equipment	278.2
Other intangible assets:
Customer relationships	521.8
Trade names	122.8
Other assets	4.2
Unfavorable lease intangible liabilities	(2.2)
Current liabilities	(148.0)
Other liabilities	(41.3)
Deferred taxes, net	(297.2)
Fair value of $205.0 million senior notes assumed	(227.6)

Net assets acquired at fair value	521.4
Goodwill	491.0

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

Goodwill resulting from the Platinum Merger consists largely of value associated with the Company’s ability to generate future “free cash flow” and not otherwise associated with the other identified tangible or intangible assets. The goodwill recognized is not deductible for U.S. income tax purposes. The estimated useful life of the acquired customer relationships is 21 years.

3.	Recent Acquisitions

See “Business Combinations” under Note 2, “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in the Annual Report.

Financial information related to the following acquisition is included in these condensed consolidated financial statements from the applicable acquisition date.

Ropak

On January 18, 2013, BWAY consummated the acquisition of certain subsidiaries of LINPAC (as defined below) that comprised LINPAC’s Ropak Packaging division (“Ropak”) pursuant to a definitive stock purchase agreement dated November 30, 2012 with LINPAC Finance Limited and LINPAC Group Limited, each a private limited company organized under the laws of England and Wales, (collectively, “LINPAC”), (the “Ropak Acquisition”). The purchase price for Ropak was $269.0 million in cash (subject to certain customary adjustments at and after closing). Ropak is a North American producer of rigid, plastic shipping containers serving the consumer goods, food processing, construction, dairy, petroleum and other industries. The Ropak Acquisition enhances the capabilities and scale of our plastic packaging segment.

In order to finance the Ropak Acquisition, we entered into an incremental term loan commitment agreement to borrow an additional $261.0 million of term loans under the 2012 Term Loan and increased the size of the ABL Facility by $50.0 million. BWAY used the net proceeds from the additional Term Loan borrowings and borrowed $20.0 million of the ABL Facility to finance in part the consideration paid in connection with the Ropak Acquisition and to pay fees and expenses related to the acquisition and the associated financings. The 2012 Term Loan and the ABL Facility are defined in Note 6, “Long-Term Debt.”

We have recorded the acquired net assets at fair value in accordance with applicable accounting guidance. We have allocated the purchase price based on our preliminary estimates of fair value. Certain third party valuation information that would enable management to make a final estimate of the fair value of certain assets, primarily related to property, plant and equipment and other intangible assets, is preliminary and subject to revision.

The following table summarizes our preliminary purchase price allocation for Ropak:

($ in millions)	Ropak
Preliminary purchase price	$269.0

Cash and cash equivalents	2.8
Accounts receivable	24.4
Inventories	31.3
Other current assets	5.1
Property, plant and equipment	105.3
Other intangible assets:
Customer relationships	76.8
Trade names and marks	7.3
Other assets	2.3
Current liabilities	(22.0)
Other liabilities	(3.1)
Deferred taxes, net	(55.3)

Net assets acquired at fair value	174.9
Goodwill	94.1

$269.0

We have allocated the Ropak goodwill and intangible assets to the plastic packaging segment. See Note 8, “Goodwill and Other Intangible Assets.” Goodwill related to this acquisition consists largely of synergies and economies of scale expected from the integration of the acquired business into our existing operations. For U.S. income tax purposes, the acquisition is being treated as an asset purchase and, as such, goodwill recognized is deductible for U.S. income tax purposes. We have estimated the useful life of trade names and customer relationships at 5 years and 19 years, respectively.

The amounts of net sales and earnings of Ropak since the acquisition date included in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2013, were approximately $62 million and $2 million, respectively.

Supplemental Pro Forma Information

The following unaudited pro forma financial information presents a summary of the Company’s consolidated net sales and net income for the three months ended March 31, 2013 and March 31, 2012 as if the Platinum Merger and the Ropak Acquisition had occurred as of January 1, 2012.

	Pro Forma
	Three Months Ended March 31
($ in millions)	2013	2012
Net sales	$368.6	389.6
Net income	2.9	3.9

The unaudited pro forma financial information presented above has been prepared for comparative purposes only and included certain adjustments to actual financial results, such as imputed interest cost, and estimated additional depreciation and amortization expense as a result of property, plant and equipment and intangible assets acquired. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the Platinum Merger and the Ropak Acquisition taken place on the date indicated or the results of operations that may result in the future.

4.	Inventories

($ in millions)	March 31, 2013	December 31, 2012
Raw materials	$42.8	$36.9
Work in process	36.3	38.9
Finished goods	66.5	49.7

Total inventories	$145.6	$125.5

5.	Other Current Assets and Liabilities

($ in millions)	March 31, 2013	December 31, 2012
Other current assets
Income taxes receivable	$20.6	$16.1
Deferred tax assets	36.8	34.3
Other	18.4	12.2

Total other current assets	$75.8	$62.6

Other current liabilities
Accrued salaries and wages	$17.2	$9.7
Accrued interest	8.9	2.6
Accrued rebates	6.1	7.5
Self-insurance	12.3	11.5
Other	18.5	10.5

Total other current liabilities	$63.0	$41.8

6.	Long-Term Debt

For additional information regarding the terms of our long-term debt, including covenant limitations, events of default and dividend restrictions, see Note 7, “Long-Term Debt,” of Notes to Consolidated Financial Statements included in the Annual Report.

Outstanding Long-Term Debt

($ in millions)	March 31, 2013	December 31, 2012
2012 Term loan facilities, net of discount of $2.2 and $2.3	$727.0	$467.7
$205.0 million 10% senior notes due June 2018, including a premium of $21.2 and $22.1	226.2	227.1
Revolving credit facility borrowings	24.3	3.6

Total long-term debt	977.5	698.4
Less: current portion of long-term debt	(7.3)	(4.7)

Long-term debt, net of current maturities	$970.2	$693.7

The weighted-average interest rate on outstanding variable rate term loan borrowings at each of March 31, 2013 and December 31, 2012 was 4.5%.

The current portion of long-term debt represents required repayments with due dates occurring in the twelve months subsequent to the balance sheet date.

During the period ended March 31, 2013, we made repayments of $1.8 million on the 2012 Term Loan (as defined below).

Scheduled Maturities of Long-Term Debt

($ in millions)
Year ending December 31:
2013 (remainder)	$5.5
2014	7.3
2015	7.3
2016	7.3
2017	726.1
Thereafter	205.0

Total future scheduled maturities of long-term debt	$958.5

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

As of March 31, 2013, BWAY Holding was in compliance with applicable financial covenants related to the 2018 Notes.

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

In order to finance the Ropak Acquisition, we entered into an incremental term loan commitment agreement to borrow an additional $261.0 million of term loans under the 2012 Term Loan and increased the size of the ABL Facility by $50.0 million. BWAY used the net proceeds from the additional Term Loan borrowings and borrowed $20.0 million of the ABL Facility to finance in part the consideration paid in connection with the Ropak Acquisition and to pay fees and expenses related to the acquisition and the associated financings.

The 2012 Term Loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest is payable on the 2012 Senior Secured Credit Facilities at a rate equal to the LIBO rate or the base rate, plus an applicable margin.

As of March 31, 2013, there were outstanding standby letters of credit of $9.0 million and outstanding ABL Facility borrowings of $24.3 million which reduced available ABL Facility borrowings to $166.7 million. As of March 31, 2013, the ABL Facility interest rate was 4.0%.

We are required to test BWAY Intermediate’s fixed charge ratio (as defined in the credit agreement) when availability under the ABL Facility is less than the greater of 10% of the commitments under the new ABL facility and $14.0 million. For the period ended March 31, 2013, our availability under the ABL Facility did not require us to test the fixed charge ratio.

As of March 31, 2013, BWAY Intermediate was in compliance with applicable financial covenants contained in the Credit Agreement.

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

Debt Issuance Costs

During the quarter ended March 31, 2013 we incurred debt issuance costs of $9.1 million related to the additional term loan and ABL Facility borrowings as a result of the Ropak Acquisition. We are amortizing debt issuance costs utilizing the effective yield method. As of March 31, 2013 and December 31, 2012, unamortized debt issuance costs on long-term debt were $27.6 million and $19.7 million, respectively.

Parent Company Debt

On November 5, 2012, BWAY Parent issued the 2017 PIK Notes ($335.0 million aggregate principal amount of 9.50%/10.25% Senior PIK Toggle Notes due 2017). Interest on the notes is payable each May 1 and November 1 through maturity, November 1, 2017. We are not a party to the indenture nor have we guaranteed the notes. As such, we have not included the debt in our consolidated financial statements. However, subject to limitations in our debt agreements regarding payments to BWAY Parent, we will provide funds to BWAY Parent so that it may pay cash interest on the 2017 PIK Notes. The first interest payment of $15.6 million was paid May 1, 2013 and subsequent semi-annual cash interest payments of $15.9 million will be payable semi-annually to November 1, 2017.

BOE Holding has $25.0 million of outstanding promissory notes with its shareholders. The notes and accrued interest are due at maturity, November 4, 2015. Subject to limitations in our debt agreements regarding payments to BWAY Parent, we could be required to provide funds to BWAY Parent so that it may provide the necessary funds to BOE Holding to repay the promissory notes, including accrued interest.

7.	Fair Value of Financial Instruments

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

The carrying amount and estimated fair value of long-term debt was $977.5 million and $992.4 million, respectively, as of March 31, 2013 and $698.4 million and $702.3 million, respectively, as of December 31, 2012. We estimated fair value for other debt instruments based on quoted market prices in the secondary credit market, which we have categorized within Level 2 of the fair value hierarchy.

8.	Goodwill and Other Intangible Assets

Goodwill

($ in millions)	Metal Packaging	Plastic Packaging	Total
Balance, December 31, 2012	$458.1	$32.9	$491.0
Ropak acquisition	–	94.1	94.1

Balance, March 31, 2013	$458.1	$127.0	$585.1

Other Intangible Assets

($ in millions)	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2013
Finite-lived intangible assets
Customer relationships	20.6	$598.6	$(20.1)	$578.5
Trade names	5.0	7.3	(0.2)	7.1
Indefinite-lived intangible assets
Trade names		122.8	–	122.8

Total other intangible assets		$728.7	$(20.3)	$708.4

December 31, 2012
Finite-lived intangible assets
Customer relationships	20.9	$521.8	$(9.5)	$512.3
Indefinite-lived intangible assets
Trade names		122.8	–	122.8

Total other intangible assets		$644.6	$(9.5)	$635.1

Our expected future amortization expense related to finite-lived intangible assets:

($ in millions)	Future Amortization
Year ending December 31:
2013 (remainder)	$33.6
2014	40.0
2015	35.7
2016	33.8
2017	31.8
Thereafter	410.7

Total	$585.6

9.	Income Taxes

The effective tax rate for the period ended March 31, 2012 was 33.5%. There was no tax provision for the period ended March 31, 2013. During the period ended March 31, 2013, The American Taxpayer Relief Act of 2012 was enacted which retroactively extended several income tax provisions, including the R&D credit. Therefore, the rate for the period ended March 31, 2013 was lower than the statutory rate as a result of our ability to claim the benefit related to the 2012 R&D credit and an estimate for the 2013 R&D credit. The rate for the period ended March 31, 2012 was lower than the statutory rate as a result of the domestic production deduction.

Deferred tax liabilities increased $57.4 million from December 31, 2012 to $348.0 million as of March 31, 2013. The increase is primarily related to the preliminary purchase price allocation for the Ropak Acquisition.

10.	Employee Benefit Obligations

Employee Benefit Obligation Liabilities

Employee benefit obligations as of the dates indicated were:

($ in millions)	March 31, 2013	December 31, 2012
Employee benefit obligation liabilities
Defined benefit pension plans	$12.2	$12.8
Retiree medical and other postretirement benefits	7.6	7.7
Deferred compensation	7.2	6.7

Total employee benefit obligation liabilities	$27.0	$27.2

Employee benefit obligation liabilities by financial statement line item
Other current liabilities	$1.2	$1.2
Other liabilities	25.8	26.0

Total employee benefit obligation liabilities	$27.0	$27.2

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated were:

	Successor	Predecessor
($ in millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Defined benefit pension plans
Interest cost	$0.4	$0.4
Expected return on plan assets	(0.4)	(0.3)

	$–	$0.1

Other benefits
Interest cost	$0.1	$0.1

Total net periodic benefit cost	$0.1	$0.2

Multiemployer Pension Liabilities

At each March 31, 2013 and December 31, 2012, we had accrued pension withdrawal liabilities of $4.2 million related to multiemployer pension plans that covered certain union employees at our former Franklin Park, Illinois facility, which we closed in 2008.

Deferred Compensation Plan

Ropak maintains a nonqualified, unsecured, defined contribution Deferred Compensation Plan (“DCP”) for certain highly-compensated individuals. As of March 31, 2013, the underlying plan assets set aside for the DCP and DCP liabilities were $1.3 million. The DCP assets set aside for the plan were primarily comprised of mutual funds and are included in other assets and the DCP liabilities are included in other liabilities in the consolidated balance sheets. Benefit payments under the DCP are determined by the participants, in accordance with the with the Internal Revenue Code (“IRC”) Section 409A.

11.	Restructuring

In the period ended March 31, 2013, we announced the planned closure of certain facilities in connection with the Ropak Acquisition. The facilities are included in our plastic packaging segment. Operations at the affected facilities ceased during March 2013 and such facilities were subsequently closed in April 2013. We expect to incur restructuring charges of $2.2 million for severance and benefits and $0.6 million for facility holding and closure costs, which excludes amounts associated with the remaining contractual obligations under leasehold agreements. During the period ended March 31, 2013, we recognized $1.3 million, primarily related to severance and benefits for terminated employees.

For a summary of our other on-going restructuring initiatives, see Note 16, “Restructuring,” of Notes to Consolidated Financial Statements included in the Annual Report.

Restructuring liabilities by reportable segment

($ in millions)	Metal Packaging Segment	Plastic Packaging Segment	Corporate Unallocated	Total
Balance, December 31, 2012	$4.7	$0.1	$–	$4.8
Restructuring expense	–	1.4	0.2	1.6
Expenditures	(0.1)	(0.3)	(0.1)	(0.5)

Balance, March 31, 2013	$4.6	$1.2	$0.1	$5.9

Restructuring liabilities by major type of cost

($ in millions)	Severance and Benefits	Facility Closure	Pension Withdrawal Liability	Total
Balance, December 31, 2012	$–	$0.5	$4.3	$4.8
Restructuring expense	1.3	0.3	–	1.6
Expenditures	(0.2)	(0.2)	(0.1)	(0.5)

Balance, March 31, 2013	$1.1	$0.6	$4.2	$5.9

Restructuring liabilities by balance sheet line item

($ in millions)	March 31, 2013	December 31, 2012
Current liabilities	$1.9	$0.7
Other liabilities	4.0	4.1

Total restructuring liabilities	$5.9	$4.8

12.	Stockholder’s Equity

Statements of stockholder’s equity

($ in millions)	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	1,000	$–	$578.1	$(4.4)	$0.5	$574.2
Non-cash contribution by BWAY Parent	–	–	2.8	–	–	2.8
Net income	–	–	–	2.6	–	2.6
Other comprehensive loss	–	–	–	–	(0.8)	(0.8)
Dividend paid to Parent	–	–	(1.6)	–	–	(1.6)

Balance, March 31, 2013	1,000	$–	$579.3	$(1.8)	$(0.3)	$577.2

Dividend Restrictions

Our ability to pay dividends to BWAY Parent is limited by certain restrictive covenants in our debt agreements.

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were:

($ in millions)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss)

Balance, December 31, 2012	$–	$0.5	$0.5
Change	–	(0.8)	(0.8)

Balance, March 31, 2013	$–	$(0.3)	$(0.3)

13.	Share-Based Compensation

Prior to the Platinum Merger, certain members of management were participants in a share-based compensation plan, which we describe in Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements included in the Annual Report. There were no grants under the plan from October 1, 2012 until the plan was terminated effective November 5, 2012.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense by financial statement line item for the three months ended March 31, 2012. There was no stock-based compensation expense for the three months ended March 31,2013.

Predecessor
($ in millions)	Three Months Ended March 31, 2012
Stock-based compensation expense
Cost of products sold (excluding depreciation and amortization)	$0.1
Selling and administrative expense	0.3

Total stock-based compensation expense	$0.4

Stock-based compensation expense is included in corporate undistributed expenses in the business segment disclosure in Note 16, “Business Segments.”

Participation Plan

In March 2013, BWAY Parent adopted the 2013 Participation Plan (as amended and restated, the “Participation Plan”). The purpose of the Participation Plan is to provide incentive compensation to key employees by granting performance units. The value of the performance units is related to the appreciation in the value of BWAY Parent from and after the date of grant and the performance units vest over a period specified in the applicable award agreement, typically 43 months. The Participation Plan may be altered, amended or terminated by BWAY Parent at any time. All performance units will terminate upon termination of the Participation Plan or expiration on February 28, 2018. Participants in the Participation Plan may be entitled to receive compensation for their vested units if certain performance-based “qualifying events” occur during the participant’s employment with BWAY Parent or its subsidiaries or during a short period following the participant’s death.

There are two “qualifying events” defined in the Participation Plan: (1) A “qualifying sale event” in which there is a sale of some or all of the stock of BWAY Parent then held by BWAY Parent’s principal stockholders and (2) A “qualifying distribution” in which BWAY Parent pays a cash dividend to its principal stockholders. Upon the occurrence of a qualifying event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Participation Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until a qualifying event occurs. Upon termination, with or without cause, units are forfeited, except in the case of death, as described in the Participation Plan. We are accounting for this plan in accordance with ASC Topic 718, Compensation—Stock Compensation. Since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized to date. The fair value of the performance units are based upon cash dividends to and net proceeds from sales of common stock of BWAY Parent by its principal stockholders through the end of each period that have occurred or are probable. The fair value of the performance units on their grant date in 2013 and at March 31, 2013 was zero.

14.	Supplemental Cash Flow Disclosures

	Successor	Predecessor
($ in millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash interest paid, net	$7.0	$4.4
Cash income taxes paid, net	0.1	0.1

	Successor	Predecessor
($ in millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Non-cash investing and financing activities
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$349.1	$–
Liabilities assumed	(80.1)	–

Net assets acquired	$269.0	$–

Amounts owed for capital expenditures	$1.0	$0.8
Assets acquired through capital lease	–	–
Non-cash contribution by BWAY Parent (1)	2.8	0.7

(1)	See “Related Party Transactions” under Note 1, “General.”

15.	Commitments and Contingencies

For additional information on commitments and contingencies, see Note 18, “Commitments and Contingencies” of Notes to Consolidated Financial Statements included in the Annual Report.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We believe that the resolution of environmental matters, individually or in the aggregate, materially in excess of amounts accrued, is not reasonably possible. At each of March 31, 2013 and December 31, 2012, we had accrued $0.6 million, related to environmental liabilities. Our environmental accrual is an estimate and future expenditures may exceed our estimate. Environmental related liabilities are included in the other current liabilities line item in the condensed consolidated balance sheets. We do not expect to incur material capital expenditures for environmental control projects in the next 12 months.

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. As of March 31, 2013 and December 31, 2012, we had accrued $12.3 million and $11.5 million, respectively, related to these self-insurance liabilities, which are included in other current liabilities in the consolidated balance sheets.

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial position, results of operations or cash flows. At March 31, 2013 and December 31, 2012, we had accrued liabilities related to pending litigation matters of $0.3 million and $0.4 million, respectively, which were included in the other current liabilities line item in the condensed consolidated balance sheets.

Lead Pigment and Lead Paint Litigation

Wisconsin Personal Injury Lawsuits

Armstrong Containers, Inc. (“Armstrong”), a subsidiary of the Company, was named as an alleged successor-in-interest in over thirty lead paint related personal injury lawsuits in Wisconsin. As of March 31, 2013, all but eight of the lawsuits have been dismissed with prejudice.

The amount of each claim pending is unknown and no cases to date have been settled.

Each lawsuit served upon Armstrong has been tendered to Armstrong’s insurers, for which Armstrong had insurance policies in place during the potentially relevant period. Various insurers are participating in the defense of the cases.

Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to provide a range of reasonably possible losses related to this litigation. As of March 31, 2013, we had not accrued any amounts for lead paint related personal injury claims.

16.	Business Segments

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

The following tables set forth certain financial information attributable to our business segments for the periods indicated:

	Successor	Predecessor
($ in millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net sales (1)
Metal packaging	$183.1	$188.8
Plastic packaging	170.9	120.9

Consolidated net sales	$354.0	$309.7

Segment earnings (2)
Metal packaging	$37.3	$37.7
Plastic packaging	14.8	7.7

Segment earnings	$52.1	$45.4

Reconciliation of segment earnings to income before income taxes
Segment earnings	$52.1	$45.4
Depreciation and amortization expense	23.6	21.7
Corporate undistributed expenses (3)	4.7	3.2
Other undistributed expenses (4)	21.2	2.5

Income before income taxes	$2.6	$18.0

Depreciation and amortization
Metal packaging	$11.4	$12.1
Plastic packaging	11.2	8.6

Segment depreciation and amortization	22.6	20.7
Corporate	1.0	1.0

Consolidated depreciation and amortization	$23.6	$21.7

(1)	In the periods presented, there were no significant intersegment sales.
(2)	Management uses a measure of segment earnings to evaluate segment performance. We calculate segment earnings as net sales less costs of products sold and selling expenses, each as related to the applicable segment. Segment earnings exclude depreciation and amortization.
(3)	Corporate undistributed expenses include stock-based compensation expense and certain other general administrative expenses not allocated to the segments for reporting purposes. Corporate undistributed expenses exclude depreciation and amortization.
(4)	Other undistributed expenses not allocated to segments include the following: restructuring expense, interest expense, merger transaction costs, loss on extinguishment of debt, management fee expense and other expense/income.

The following table sets forth total assets attributable to our business segments as of the dated indicated:

($ in millions)	March 31, 2013	December 31, 2012
Total Assets
Metal packaging	$1,304.9	$1,322.5
Plastic packaging	501.7	191.6

Segment total assets	1,806.6	1,514.1
Corporate	308.6	207.0

Total assets	$2,115.2	$1,721.1

The following table sets forth the percentage of net sales and net sales by customer geographic location for the periods indicated:

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Consolidated net sales
United States	89%	93%
Canada	10	6
Other	1	1

Total	100%	100%

Metal packaging net sales
United States	91%	93%
Canada	8	6
Other	1	1

Total	100%	100%

Plastic packaging net sales
United States	87%	93%
Canada	13	7
Other	–	–

Total	100%	100%

17.	Supplemental Guarantor Subsidiaries Information

BWAY Intermediate, BWAY Holding and certain of BWAY Holding’s subsidiaries (BWAY Holding and certain of its subsidiaries collectively, the “BWAY Guarantors”) have guaranteed the 2018 Notes on a senior unsecured basis. These guarantees are joint and several obligations of the BWAY Guarantors, each of which is a 100% owned subsidiary of BWAY Intermediate. ICL and Ropak Canada, our foreign subsidiaries, do not guarantee the 2018 Notes.

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

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

March 31, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$–	$–	$1.8	$5.1	$–	$6.9
Accounts receivable, net	–	–	158.2	18.3	–	176.5
Inventories, net	–	–	130.5	15.1	–	145.6
Other current assets	–	–	75.2	0.6	–	75.8

Total current assets	–	–	365.7	39.1	–	404.8

Property, plant and equipment, net	–	–	360.7	22.2	–	382.9
Goodwill	–	–	585.1	–	–	585.1
Other intangible assets, net	–	–	699.5	8.9	–	708.4
Deferred debt issuance cost	–	–	27.6	–	–	27.6
Other assets	–	–	41.8	–	(35.4)	6.4
Intercompany	–	983.5	–	–	(983.5)	–
Investment in subsidiaries	577.2	577.2	22.3	–	(1,176.7)	–

Total assets	$577.2	$1,560.7	$2,102.7	$70.2	$(2,195.6)	$2,115.2

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$–	$–	$95.7	$9.8	$–	$105.5
Other current liabilities	–	6.0	50.9	6.1	–	63.0
Current portion of long-term debt	–	7.3	–	0.4	(0.4)	7.3

Total current liabilities	–	13.3	146.6	16.3	(0.4)	175.8

Long-term debt	–	970.2	–	35.0	(35.0)	970.2
Deferred tax liabilities	–	–	347.8	0.2	–	348.0
Intercompany	–	–	988.4	(4.9)	(983.5)	–
Other liabilities	–	–	42.7	1.3	–	44.0
Total stockholder’s equity	577.2	577.2	577.2	22.3	(1,176.7)	577.2

Total liabilities and stockholder’s equity	$577.2	$1,560.7	$2,102.7	$70.2	$(2,195.6)	$2,115.2

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

December 31, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$–	$–	$0.5	$1.7	$–	$2.2
Accounts receivable, net	–	–	98.9	3.4	–	102.3
Inventories, net	–	–	122.9	2.6	–	125.5
Other current assets	–	–	61.5	1.1	–	62.6

Total current assets	–	–	283.8	8.8	–	292.6

Property, plant and equipment, net	–	–	273.6	5.0	–	278.6
Goodwill	–	–	491.0	–	–	491.0
Other intangible assets, net	–	–	625.8	9.3	–	635.1
Deferred debt issuance costs	–	–	19.7	–	–	19.7
Other assets	–	–	39.1	–	(35.0)	4.1
Intercompany	–	699.3	–	0.3	(699.6)	–
Investment in subsidiaries	574.2	574.2	(16.2)	–	(1,132.2)	–

Total assets	$574.2	$1,273.5	$1,716.8	$23.4	$(1,866.8)	$1,721.1

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$–	$–	$69.7	$3.1	$–	$72.8
Other current liabilities	–	0.9	39.5	1.4	–	41.8
Current portion of long-term debt		4.7	–	–	–	4.7

Total current liabilities	–	5.6	109.2	4.5	–	119.3

Long-term debt	–	693.7	–	35.0	(35.0)	693.7
Deferred tax liabilities	–	–	290.6	–	–	290.6
Intercompany	–	–	699.6	–	(699.6)	–
Other liabilities	–	–	43.2	0.1	–	43.3
Total stockholder’s equity	574.2	574.2	574.2	(16.2)	(1,132.2)	574.2

Total liabilities and stockholder’s equity	$574.2	$1,273.5	$1,716.8	$23.4	$(1,866.8)	$1,721.1

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Unaudited Condensed Consolidating Statement of Operations

and Comprehensive Income Information

For the three months ended March 31, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$323.5	$30.5	$–	$354.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	271.5	26.0	–	297.5
Depreciation and amortization	–	–	21.5	2.1	–	23.6
Selling and administrative	–	–	8.3	0.8	–	9.1
Restructuring	–	–	1.4	0.2	–	1.6
Interest	–	4.3	9.5	–	–	13.8
Business acquisition costs	–	–	4.7	–	–	4.7
Management fee	–	–	1.3	–	–	1.3
Other income (expense)	–	–	(0.1)	(0.1)	–	(0.2)

Total costs and expenses	–	4.3	318.1	29.0	–	351.4

Loss (income) before income taxes	–	(4.3)	5.4	1.5	–	2.6
Provision for (benefit from) income taxes	–	(1.6)	1.0	0.6	–	–
Equity in income of subsidiaries	2.6	5.3	0.9	–	(8.8)	–

Net income	$2.6	$2.6	$5.3	$0.9	$(8.8)	$2.6

Comprehensive income (loss)	$1.8	$1.8	$4.5	$0.1	$(6.4)	$1.8

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Statement of Operations

and Comprehensive Income Information

For the three months ended March 31, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$301.3	$8.4	$–	$309.7

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	253.9	7.4	–	261.3
Depreciation and amortization	–	–	20.9	0.8	–	21.7
Selling and administrative	–	–	6.0	0.2	–	6.2
Restructuring	–	–	0.8	0.1	–	0.9
Interest	–	5.9	6.1	0.5	–	12.5
Gain on disposition of equipment	–	–	(9.8)	–	–	(9.8)
Other	–	–	(0.3)	(0.8)	–	(1.1)

Total costs and expenses	–	5.9	277.6	8.2	–	291.7

Loss (income) before income taxes	–	(5.9)	23.7	0.2	–	18.0
Provision for income taxes	–	(2.2)	8.2	0.1	–	6.1
Equity in income of subsidiaries	11.9	15.6	0.1	–	(27.6)	–

Net income	$11.9	$11.9	$15.6	$0.1	$(27.6)	$11.9

Comprehensive income (loss)	$11.5	$11.5	$15.2	$(0.3)	$(26.4)	$11.5

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the three months ended March 31, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$–	$–	$12.4	$3.1	$–	$15.5

Cash flows from investing activities
Capital expenditures	–	–	(13.8)	–	–	(13.8)
Cash paid for acquisitions, net of cash acquired	–	–	(266.2)	–	–	(266.2)
Change in intercompany	–	(270.8)	–	–	270.8	–

Net cash used in investing activities	–	(270.8)	(280.0)	–	270.8	(280.0)

Cash flows from financing activities
Proceeds from issuance of secured debt	–	261.0	–	–	–	261.0
Repayments of secured debt	–	(1.8)	–	–	–	(1.8)
Proceeds from revolving credit facility borrowings	–	72.1	–	–	–	72.1
Repayments of revolving credit facility borrowings	–	(51.4)	–	–	–	(51.4)
Principal repayments under capital lease obligations	–	–	(0.3)	–	–	(0.3)
Payment of debt issuance costs	–	(9.1)	–	–	–	(9.1)
Dividend paid to Parent		–	(1.6)	–	–	(1.6)
Change in intercompany	–	–	270.8	–	(270.8)	–

Net provided by financing activities	–	270.8	268.9	–	(270.8)	268.9

Effect of exchange rate changes on cash and cash equivalents	–	–	–	0.3	–	0.3

Net increase in cash and cash equivalents	–	–	1.3	3.4	–	4.7
Cash and cash equivalents, beginning of period	–	–	0.5	1.7	–	2.2

Cash and cash equivalents, end of period	$–	$–	$1.8	$5.1	$–	$6.9

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the three months ended March 31, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$–	$1.7	$35.2	$0.7	$–	$37.6

Cash flows from investing activities
Capital expenditures	–	–	(7.6)	(0.2)	–	(7.8)
Net proceeds from disposition of equipment	–	–	12.2	–	–	12.2
Change in intercompany	–	15.8	0.1	–	(15.8)	0.1

Net cash provided by (used in) investing activities	–	15.8	4.7	(0.2)	(15.8)	4.5

Cash flows from financing activities
Repayments of secured debt	–	–	–	–	–	–
Proceeds from revolving credit facility borrowings	–	14.5	–	–	–	14.5
Repayments of revolving credit facility borrowings	–	(32.0)	–	–	–	(32.0)
Principal repayments under capital lease obligations	–	–	(0.2)	–	–	(0.2)
Change in intercompany	–	–	(15.8)	–	15.8	–

Net cash used in financing activities	–	(17.5)	(16.0)	–	15.8	(17.7)

Effect of exchange rate changes on cash and cash equivalents	–	–	–	–	–	–

Net increase in cash and cash equivalents	–	–	23.9	0.5	–	24.4
Cash and cash equivalents, beginning of period	–	–	3.1	1.6	–	4.7

Cash and cash equivalents, end of period	$–	$–	$27.0	$2.1	$–	$29.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Annual Report and with Item 1, “Financial Statements” of this report.

BWAY Intermediate is a 100% owned subsidiary of BWAY Parent. Effective November 5, 2012, BWAY Parent was acquired by certain private equity investment vehicles sponsored by Platinum. For a discussion of the “Platinum Merger,” see Note 2, “Acquisition of BWAY Parent by Platinum” of Notes to Unaudited Condensed Consolidated Financial Statements under Item 1. The transaction resulted in a change in control.

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

On January 18, 2013, BWAY consummated the acquisition of certain subsidiaries of LINPAC (as defined below) that comprised LINPAC’s Ropak Packaging division (“Ropak”) pursuant to a definitive stock purchase agreement dated November 30, 2012 with LINPAC Finance Limited and LINPAC Group Limited, each a private limited company organized under the laws of England and Wales, (collectively, “LINPAC”), (the “Ropak Acquisition”). The aggregate consideration paid in connection with the transaction was $269.0 million in cash (subject to certain customary adjustments at and after closing). Ropak is a North American producer of rigid, plastic shipping containers serving the consumer goods, food processing, construction, dairy, petroleum and other industries.

In order to finance the Ropak Acquisition, we entered into an incremental term loan commitment agreement to borrow an additional $261.0 million of term loans under the 2012 Term Loan and increased the size of the ABL Facility by $50.0 million. BWAY used the net proceeds from the additional Term Loan borrowings and borrowed $20.0 million of the ABL Facility to finance in part the consideration paid in connection with the Ropak Acquisition and to pay fees and expenses related to the acquisition and the associated financings. The 2012 Term Loan and the ABL Facility are defined in Note 6, “Long-Term Debt.”

We have embarked on an accelerated operational improvement program to implement previously identified synergies through the Ropak Acquisition and operational improvements identified at the Company. To date, multiple actions representing approximately $65 million in annualized earnings improvement have been identified and are being implemented across a variety of functional areas including sales and marketing, supply chain, manufacturing and SG&A. As of March 31, 2013, initiatives expected to generate approximately $29.9 million, or 46% of such annualized earnings improvement, have been fully implemented with the majority of the remaining initiatives in advanced stages of implementation and expected to be complete by the end of 2013. In addition, we continue to identify additional cost saving opportunities that are in various stages of development, and we expect to implement these initiatives in 2014 and 2015.

Effective February 8, 2013, we changed our fiscal year end from September 30 to December 31. The unaudited condensed consolidated financial statements in Item 1 cover the predecessor period from January 1, 2012 to March 31, 2012 and the successor period from January 1, 2013 to March 31, 2013. Our 2013 fiscal year will cover the period from January 1, 2013 to December 31, 2013.

We report our results of operations in two segments: metal packaging and plastic packaging. See Note 15, “Business Segments,” of Notes to Unaudited Condensed Consolidated Financial Statements under Item 1.

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

	Successor	Predecessor
($ in millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Percent Change
Net sales
Metal packaging segment	$183.1	$188.8	(3.0)%
Plastic packaging segment	170.9	120.9	41.4

Total	$354.0	$309.7	14.3%

Cost of products sold (1)
Metal packaging segment	$144.8	$149.4	(3.1)%
Plastic packaging segment	152.5	111.8	36.5

Segment total	297.3	261.2	13.8
Corporate	0.2	0.1	100.0

Total	$297.5	$261.3	13.9%

Net sales less cost of products sold
Metal packaging segment	$38.3	$39.4	(2.5)%
Plastic packaging segment	18.4	9.1	NM
Corporate	(0.2)	(0.1)	(100.0)

	Successor	Predecessor
($ in millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Percent Change
Total	$56.5	$48.4	16.7%

Net sales less cost of products sold as a percentage of net sales
Metal packaging segment	20.9%	20.9%
Plastic packaging segment	10.7	7.5
Consolidated	16.0	15.6

(1)	Excludes depreciation and amortization expense.

Net Sales

Consolidated net sales for the quarter ended March 31, 2013 increased $44.3 million, or 14.3%, to $354.0 million compared to the same period last year. The increase is primarily due to the effect of the Ropak Acquisition, which generated sales of $61.9 million from January 19, 2013 through March 31, 2013. Also, impacting the comparability of net sales was the sale of the Company’s plastic bottle business in March 2012 that accounted for $6.2 million of revenue in the prior year period. Excluding the effect of the acquisition of Ropak and lost revenue from the plastic bottle business, net sales decreased by $11.4 million primarily due to a 4.4% decrease in overall volumes primarily as a result of lower market demand, and was partially offset by the pass-through of higher raw material costs in our metal business.

During the quarter ended March 31, 2013, net sales for the Company’s metal packaging segment were $183.1 million compared to $188.8 million in the same period last year. The decrease resulted from lower volumes of 4.2% and was partially offset by a stronger sales mix and the effective pass-through of higher raw material costs.

During the quarter ended March 31, 2013, net sales for the plastic packaging segment were $170.9 million compared to $120.9 million in the same period last year. The increase is primarily from the Ropak Acquisition which had sales of $61.9 million. Excluding the impact of the Ropak Acquisition and the sale of the bottle business, plastic segment revenues decreased $5.7 million as volume decreased 5.7% driven partially by actions taken to reduce or eliminate lower margin accounts. Lower volumes were partially offset by a stronger sales mix.

Difference between net sales and cost of products sold (excluding depreciation and amortization)

The difference between consolidated net sales and cost of products sold (excluding depreciation and amortization) was $56.5 million for the quarter ended March 31, 2013 and includes $0.8 million of non-cash expenses resulting from Ropak inventory adjustments resulting from purchase accounting. Excluding the impact of the Ropak Acquisition and the March 2012 sale of the plastic bottle business, the difference between net sales and cost of products sold was $47.3 million compared to $48.4 million for the same period last year; and as a percentage of net sales excluding the Ropak Acquisition and sale of the bottle business, the difference increased to 16.2% from 15.9% in the quarter ended March 31, 2013 and March 31, 2012, respectively. The percentage increase was largely attributable to effective management of the pass-through of raw material price changes, a stronger sales mix and actions taken to reduce or eliminate lower margin accounts.

The difference between metal net sales and cost of products sold (excluding depreciation and amortization) for the quarter ended March 31, 2013 was $38.3 million compared to $39.4 million for the same period last year. However, the difference between metal net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales remained approximately 21% in both periods. Lower volumes of 4.2% were partially offset by a stronger mix and the effective pass-through of higher raw material costs.

The difference between plastic net sales and cost of products sold (excluding depreciation and amortization) for the quarter ended March 31, 2013 was $18.4 million. Excluding the Ropak Acquisition and the March 2012 sale of the plastic bottle business, the difference was $9.2 million compared to $9.1 million in the same period last year and the difference between net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of sales increased to 8.4%

from 7.9%. The increase resulted from actions taken by the Company to improve margins in this segment, including productivity improvement initiatives, changes in policies and practices with regard to passing through changes in resin prices and proactive actions related to lower margin accounts. Including the Ropak Acquisition, the difference between net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of sales was 10.7% for the current period.

Selling and Administrative Expense

In the quarter ended March 31, 2013, selling and administrative expense was $9.1 million compared to $6.2 million for the prior year quarter. Excluding the impact of the Ropak Acquisition, selling and administrative expense increased to $6.7 million, primarily as a result of higher professional fees related to identifying and executing business performance improvement initiatives.

Other items

Depreciation and amortization expense. In the quarter ended March 31, 2013, depreciation and amortization expense increased to $23.6 million, an increase of $1.9 million compared to the quarter ended March 31, 2012. The increase was primarily attributable to the acquisition of Ropak.

Interest expense. In the quarter ended March 31, 2013, interest expense increased $1.3 million compared to the quarter ended March 31, 2012 primarily due to increased borrowings related to the Platinum Merger and the Ropak Acquisition. Debt principal outstanding as of March 31, 2013 and March 31, 2012 was $958.5 million and $678.6 million, respectively.

Business acquisition costs. In the quarter ended March 31, 2013, we recorded $4.7 million of professional fees and other costs to acquire Ropak, including a success-based transaction fee of $5.0 million to PE Advisors of which $3.4 million was determined to be a business acquisition cost and $1.6 million was capitalized as debt issuance costs.

Management fee expense. In the quarter ended March 31, 2013, we recorded $1.3 million of quarterly management fees to PE Advisors pursuant to a corporate advisory services agreement.

Gain on disposition of equipment. In March 2012, we sold assets related to our plastic bottle business for $9.3 million in excess of their book value.

Other income. In the quarter ended March 31, 2012, other income included foreign exchange gains of $0.8 million, primarily related to the then outstanding U.S. dollar denominated debt of our Canadian subsidiary.

Benefit from income taxes. The effective tax rate for the period March 31, 2012 was 33.5%. During the period ended March 31, 2013, the provision for income taxes was zero. The American Taxpayer Relief Act of 2012, which retroactively extended several income tax provisions, including the R&D credit, was enacted during the period ended March 31, 2013. Therefore, the rate for the period ended March 31, 2013 was lower than the statutory rate as a result of our ability to claim the benefit related to the 2012 R&D credit and an estimate for the 2013 R&D credit. The rate for the period ended March 31, 2012 was lower than the statutory rate as a result of the domestic production deduction.

Liquidity and Capital Resources

Impact of the Platinum Merger on Liquidity

As a result of the Platinum Merger, our outstanding debt principal increased from $599.6 million to $675.0 million. However, the weighted-average interest rate remained the same at 6.2%. In addition, we will be required to make annual debt repayments (payable in equal quarterly installments) of $4.7 million, and we estimate that our annual cash interest will increase $4.6 million. In addition, we have entered into a Corporate Advisory Services Agreement with PE Advisors. PE Advisors will provide us with a variety of consulting and other services for which we will pay an annual management fee of $5.0 million.

The additional debt of BWAY Parent, which consists of senior PIK toggle notes, increased from $185.6 million to $335.0 million as a result of the Platinum Merger. However, the cash interest rates decreased from 10.125% to 9.5% and the PIK interest rates decreased from 10.875% to 10.25%. BWAY Parent made its first interest payment in cash ($15.6 million due May 1, 2013), and we provided the necessary funds for the payment. BWAY Parent will be required to make subsequent interest payments in cash (either in whole or in part) depending on the restricted payment capacity under the 2018 Notes. We currently anticipate that we will have sufficient restricted payment capacity to enable BWAY Parent to pay cash interest on its PIK notes; however, this may change as a result of a variety of factors. To the extent BWAY Parent makes such interest payments in cash, we will be required to provide the necessary funding.

On May 13, 2013, BOE Intermediate completed the private placement offering of the BOE PIK Notes (which consist of $285.0 million aggregate principal amount of 9.00%/9.75% senior PIK toggle notes due 2017). The BOE PIK Notes are not secured by our assets, and we are not a guarantor of the notes. The proceeds of the offering are intended to pay a special dividend to the stockholders of BOE Holding and to pay certain costs and expenses related to the offering. BOE Intermediate can elect to pay interest on the BOE PIK Notes in cash, in-kind or a combination thereof. Unlike the 2017 PIK Notes, there is no requirement to pay cash interest.

Impact of the Ropak Acquisition on Liquidity

In order to finance the January 2013 Ropak Acquisition, including related fees and expenses, as discussed in Note 3, “Recent Acquisitions” of Notes to Condensed Consolidated Financial Statements in Item 1 we entered into an incremental term loan commitment agreement to borrow an additional $261.0 million of term loans under the 2012 Term Loan and increase the size of the ABL Facility by $50.0 million. We used the net proceeds from the additional 2012 Term Loan borrowings and borrowed $20.0 million of the ABL Facility to finance in part the consideration paid in connection with the Ropak Acquisition and to pay fees and expenses related to the acquisition and the associated financings.

Our discussion in the Annual Report included certain risk factors that could affect our liquidity and access to capital.

As of March 31, 2013, we had $166.7 million available to borrow (subject to certain borrowing base limitations) under the ABL Facility, and we had $6.9 million of cash on hand. As of March 31, 2013, we had outstanding borrowings under the ABL Facility of $24.3 million at a variable interest rate of 4.0%.

We expect cash on hand, cash provided by operations and borrowings available under the ABL facility to provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, in the next 12 months. We expect to use cash provided by operations in excess of amounts needed for capital expenditures and required debt repayments to reduce debt or for other general corporate purposes.

We are subject to certain covenants and restrictions under our debt agreements, which are discussed in Note 6, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Item 1. As of March 31, 2013, we were in compliance with our debt covenants. With certain exceptions, our long-term debt arrangements prohibit us from paying cash dividends, including cash dividends to BWAY Parent.

In the year ending December 31, 2013, we expect capital expenditures of approximately $60 million to $65 million, including any additional expenditures associated with the Ropak Acquisition, compared to $35.6 million for the fiscal year ended September 30, 2012. For the quarter ended March 31, 2013, capital expenditures were $13.8 million.

Cash Flow Information

Summary of cash flows and changes in cash and cash equivalents for the period three months ended March 31, 2013 and March 31, 2012:

	Successor	Predecessor
($ in millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Percentage Change
Cash provided by operating activities	$15.5	$37.6	(58.8)%
Cash (used in) provided by investing activities	(280.0)	4.5	NM
Cash provided by (used in) financing activities	268.9	(17.7)	NM
Effect of exchange rate changes	0.3	–	NM

Net increase in cash and cash equivalents	$4.7	$24.4	(80.7)%

Cash and cash equivalents, end of period	$6.9	$29.1	(76.2)%

NM – Not Meaningful

Operating Activities

In the quarter ended March 31, 2013, cash provided by operating activities decreased $22.1 million as compared to the quarter ended March 31, 2012. The decrease is primarily related to an increase in cash used for primary working capital. We define primary working capital as the sum of accounts receivable and inventories less accounts payable.

Cash used in operating activities for primary working capital was $18.2 million in the quarter ended March 31, 2013 compared to cash provided from primary working capital of $0.1 million in the quarter ended March 31, 2012. The increase in cash used for primary working capital is primarily due to an increase in the use of cash for accounts payable.

Investing Activities

In the quarter ended March 31, 2013, cash used in investing activities increased $284.5 million as compared to cash provided by investing activities in the quarter ended March 31, 2012. The increase is primarily related to the Ropak Acquisition and a $6.0 million increase in capital expenditures.

Financing Activities

In the quarter ended March 31, 2013, cash provided by financing activities totaled $268.9 million compared to a use of $17.7 million in the quarter ended March 31, 2012. The increase is primarily due to the incurrence of additional secured debt and net borrowings under our ABL Facility to finance the January 2013 Ropak Acquisition, including $261.0 million of additional borrowings under the 2012 Term Loan.

In the quarter ended March 31, 2012, cash used in financing activities included the use of $17.5 million net repayments of revolving credit facility borrowings.

Market Risk

We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. The Senior Secured Credit Facilities bear interest at an applicable margin (based on certain ratios contained in the Credit Agreement) plus a market rate of interest. As of March 31, 2013, we had variable rate borrowings of $753.5 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly income before income taxes by $1.9 million.

Foreign Currency Exchange Rate Risk

Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In the quarter ended March 31, 2013 and March 31, 2012, approximately 10% and 6%, respectively, of net sales were to customers located in Canada. Excluding purchases denominated in Canadian dollars, which are generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to material foreign currency exchange rate risk.

Critical Accounting Policies

For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report. Our critical accounting policies have not changed from those summarized in the Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2013, a bank had issued standby letters of credit on our behalf in the aggregate amount of $9.0 million, primarily in favor of our workers’ compensation insurers.

Contractual Obligations

In the quarter ended December 31, 2012, we refinanced the debt that was outstanding at September 30, 2012. See Note 6, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements, included in Item 1. The change was discussed in footnotes to the contractual obligations table presented in the Annual Report.

In the quarter ended March 31, 2013, we borrowed an additional $261.0 million under the 2012 Term Loan and increased the size of the ABL Facility by $50.0 million. BWAY used the net proceeds from the additional term loan borrowings and borrowed $20.0 million of the ABL Facility to finance, in part, the consideration paid in connection with the Ropak Acquisition and to pay fees and expenses related to the acquisition and the associated financings. The additional term loan borrowings increased our annual contractual debt payments by $2.6 million with the balance due at maturity on August 6, 2017. Borrowings under the ABL Facility, if any, are due at maturity.

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

Environmental Matters

For a discussion of contingencies related to environmental matters, see Note 15, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements, included in Item 1.

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
•

costs and difficulties related to the acquisition of a business and integration of acquired businesses and the failure to realize synergies or cost savings from any such acquisition, including the Ropak Acquisition;

•	termination of our customer contracts;
•	loss or reduction of business from key customers;
•	dependence on key personnel;
•	increases in steel, resin or other raw material and energy costs or availability, which cost increases may not coincide with our ability to timely or fully recoup such increases;
•	product liability or product recall costs;
•	lead pigment and lead paint litigation;
•	increased consolidation in our end-markets;
•	consolidation of key suppliers;
•	decreased sales volume in our end-markets;
•	increased use of alternative packaging;
•	product substitution;
•	labor unrest;
•	environmental, health and safety costs;
•	Identified material weaknesses I our internal controls over financial reporting;
•	management’s inability to evaluate and selectively pursue acquisitions;
•	fluctuation of our quarterly operating results;
•	current economic conditions;
•	the availability and cost of financing;
•	an increase in interest rates;
•	restrictions in our debt agreements;
•	fluctuations of the Canadian dollar;
•	the impact of any potential dispositions, acquisitions or other strategic realignments, which may impact the Company’s operations, financial profile, investments or levels of indebtedness; and
•	other factors disclosed in this report.

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

For a discussion of interest rate risk and its relation to our indebtedness, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Market Risk” of this report.

Our business is exposed to variations in prices of raw materials and energy. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commodity Risk” of this report.

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

As described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, we did not maintain effective controls over unit pricing in our plastic segment. Specifically, our controls over pricing were not designed effectively to provide reasonable assurance of the accuracy of revenue, as customer service representatives have the ability to change item prices and create invoices without review and approval by an independent authorized person. While this control deficiency did not result in any audit adjustments, this control deficiency could result in misstatements to the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management determined that this control deficiency constituted a material weakness and has determined that it continues to exist as of March 31, 2013.

Plan for Remediation of Material Weakness

We have been preparing to centralize our legacy BWAY plastics pricing in one location over the last year. In April 2013, we centralized our plastics pricing and we believe that employees who are authorized to change prices in the master file are not authorized to create invoices and employees who are authorized to create invoices are not authorized to change prices in the master file. We are currently evaluating these system changes and expect to complete our assessment by June 30, 2013.

Changes in Internal Control over Financial Reporting

Other than noted below, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of March 31, 2013, management has excluded Ropak Packaging (Ropak), acquired January 18, 2013. The Company is currently assessing Ropak’s internal controls over financial reporting and expects the evaluation to be completed by the first anniversary of the acquisition as permitted under the rules of the Securities and Exchange Commission. Ropak’s total revenues for the three months ended March 31, 2013 represent approximately 17.5% of the Company’s consolidated revenue for the same period. Its excluded assets represent approximately 16.9% of the Company’s consolidated assets at March 31, 2013.

Remediation of Previously Disclosed Material Weakness

Management previously concluded as of September 30, 2012, that we did not maintain effective controls over the period-end financial reporting process as certain key accounting personnel had the ability to prepare and post their own journal entries without an independent review. Specifically, our controls over journal entries, including plant and corporate entries were not designed effectively to provide reasonable assurance that journal entries were appropriately recorded and prepared with sufficient support and documentation or that they were properly reviewed and approved for validity, accuracy and completeness of substantially all the accounts and disclosures. During the quarter ended December 31, 2012, management implemented a control to confirm all journal entries are appropriately recorded, prepared and reviewed with adequate supporting documentation. We tested the newly implemented control and found it to be effective and have concluded as of December 31, 2012, this material weakness has been remediated.

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

10.1

Incremental Term Loan Commitment Agreement dated as of January 18, 2013, by and among BWAY Intermediate, BWAY Holding, as lead borrower, the Company and North America Packaging Corporation, as subsidiary borrowers, the lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as administrative agent and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Bank USA, as joint lead arrangers.(a)

10.2

Amendment No. 1 to the Credit Agreement dated as of January 18, 2013, by and among BWAY Holding, as lead borrower, certain domestic subsidiaries signatories thereto, as credit parties, BWAY Intermediate, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent and collateral agent. (a)

10.3	Stock Purchase Agreement by and among BWAY Corporation, LINPAC Finance Limited and LINPAC Group Limited dated as of November 30, 2012(b)

31.1*	Certification required by Rule 13a-14(a) of Kenneth M. Roessler, President and Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Kenneth M. Roessler, President and Chief Executive Officer

32.2*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
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

(a)	Incorporated by reference to Form 8-K filed on January 25, 2013, file number 333-172764-01 (BWAY Intermediate).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Intermediate Company, Inc. (Registrant)

Date:	May 15, 2013	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2013	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)