Form 10-Q
period 2013-06-30
BWAY INTERMEDIATE COMPANY, INC.
filed 2013-08-14
CIK 1500341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant and State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-172764-01	BWAY Intermediate Company. Inc. (Delaware) 8607 Roberts Drive, Suite 250 Atlanta, Georgia 30350-2237 (770) 645-4800	27-2594571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 14, 2013, there were 1,000 shares of common stock, $0.01 par value, outstanding, all of which were owned by BWAY Parent Company, Inc.

BWAY INTERMEDIATE COMPANY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2013

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Intermediate Company, Inc. and Subsidiaries

($ in millions, except per share data)	June 30, 2013	December 31, 2012 (Revised)
Assets
Current assets
Cash and cash equivalents	$8.2	$2.2
Accounts receivable, net of allowance for doubtful accounts of $0.9 at June 30, 2013 and $0.7 at December 31, 2012	186.0	102.3
Inventories	136.0	125.5
Other current assets	80.9	63.5

Total current assets	411.1	293.5

Property, plant and equipment, net	350.3	246.3
Goodwill	596.2	501.6
Other intangible assets, net	694.9	650.1
Deferred debt issuance costs	25.9	19.7
Other assets	6.4	4.1

Total assets	$2,084.8	$1,715.3

Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$99.9	$72.8
Other current liabilities	59.6	41.8
Current portion of long-term debt	7.3	4.7

Total current liabilities	166.8	119.3

Long-term debt	972.7	693.7
Deferred tax liabilities	340.8	284.4
Other liabilities	46.0	44.0

Total liabilities	1,526.3	1,141.4

Commitments and contingencies (Note 15)

Shareholder’s equity
Common stock, $0.01 par value, authorized 1,000 shares; issued and outstanding 1,000 shares at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	568.8	578.1
Accumulated deficit	(9.3)	(5.3)
Accumulated other comprehensive (loss) income	(1.0)	1.1

Total shareholder’s equity	558.5	573.9

Total liabilities and shareholder’s equity	$2,084.8	$1,715.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor		Predecessor
($ in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net Sales	$392.5	$746.5	$329.7	$639.4

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	320.6	618.1	274.9	536.2
Depreciation and amortization	36.0	69.8	21.7	43.4
Selling and administrative	12.4	21.5	6.6	12.8
Restructuring	5.5	7.1	0.1	1.0
Interest	15.2	29.0	11.9	24.4
Business acquisition costs	0.4	5.1	0.2	0.2
Management fee	1.2	2.5	—	—
Gain on disposition of equipment	(0.2)	(0.2)	(0.1)	(9.9)
Other (income) expense	(0.7)	(0.9)	0.8	(0.3)

Total costs and expenses	390.4	752.0	316.1	607.8

Income (loss) before income taxes	2.1	(5.5)	13.6	31.6
Provision for (benefit from) for income taxes	1.8	(1.5)	4.7	10.8

Net income (loss)	$0.3	$(4.0)	$8.9	$20.8

Comprehensive (loss) income	$(1.0)	$(6.1)	$9.3	$20.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor	Predecessor
($ in millions)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash Flows from Operating Activities
Net (loss) income	$(4.0)	$20.8
Adjustments to reconcile net (loss) income to net provided by operating activities:
Depreciation	31.1	20.8
Amortization of other intangibles	38.7	22.6
Amortization of debt issuance costs	2.8	2.1
Amortization of debt (premium) discount, net	(1.4)	0.3
Non-cash charge related to increased inventory value	0.8	—
Net gain on disposition of equipment	(0.2)	(9.9)
Unrealized foreign currency gain	—	0.2
Deferred income taxes	—	(0.2)
Share-based compensation expense	—	0.8
Other	(0.3)	(0.2)
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(59.9)	(42.9)
Inventories	18.7	6.8
Accounts payable	16.7	38.3
Other assets	(3.3)	(0.5)
Accrued and other liabilities	9.7	0.8
Income taxes, net	(2.5)	7.3

Net cash provided by operating activities	46.9	67.1

Cash Flows from Investing Activities
Capital expenditures	(31.7)	(15.6)
Cash paid for acquisitions, net of cash acquired	(266.2)	—
Net proceeds from disposition of equipment	0.2	12.4
Other	—	(0.3)

Net cash used in investing activities	(297.7)	(3.5)

Cash Flows from Financing Activities
Proceeds from issuance of secured debt	261.0	—
Repayments of secured debt	(3.7)	(37.0)
Proceeds from revolving credit facilities borrowings	161.0	16.5
Repayments of revolving credit facilities borrowings	(135.3)	(34.0)
Principal repayments under capital lease obligations	(0.5)	(0.5)
Payment of debt issuance costs	(9.1)	—
Dividend to Parent	(17.1)	—

Net cash provided by (used in) financing activities	256.3	(55.0)

Effect of exchange rate changes on cash and cash equivalents	0.5	—

Net increase in cash and cash equivalents	6.0	8.6
Cash and cash equivalents, beginning of period	2.2	4.7

Cash and cash equivalents, end of period	$8.2	$13.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

1.	General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BWAY Intermediate Company, Inc. (“BWAY Intermediate”) and its subsidiaries, each 100% owned, including BWAY Holding Company (“BWAY Holding”). All intercompany accounts and transactions have been eliminated in consolidation. Unless the context specifies otherwise, references to “the Company,” “we,” “us,” or “our,” relate to BWAY Intermediate and its subsidiaries on a consolidated basis.

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

The unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “Annual Report”) and the unaudited financial statements included in our transition report on Form 10-Q for the period ended December 31, 2012 (the “Transition Report”).

The condensed consolidated balance sheet data as of December 31, 2012 included herein was derived from the unaudited condensed consolidated financial statements included in the Transition Report, but such condensed data does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements.

Management believes that the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive (loss) income, and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results of operations, comprehensive (loss) income, and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations, comprehensive (loss) income, and cash flows for the full fiscal year.

Effective February 8, 2013, we changed our fiscal year end from September 30 to December 31. The accompanying unaudited condensed consolidated financial statements cover the predecessor period from January 1, 2012 to June 30, 2012 and the successor period from January 1, 2013 to June 30, 2013. Our 2013 fiscal year will cover the period from January 1, 2013 to December 31, 2013.

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

Recently Adopted Accounting Standards

In February 2013, amendments to the existing accounting guidance were issued requiring the company to present, either on the face of the financial statements or in the notes, the effect of significant amounts reclassified and based on the source in their entirety and from each component of accumulated other comprehensive income into net income during the reporting period. For amounts not required to be reclassified in their entirety, the company is required to cross-reference to other disclosures that provide additional details about those reclassifications. The new guidance was effective for us on a prospective basis as of January 1, 2013 and did not have a material effect on our consolidated financial statements.

Related Party Transactions

Corporate Advisory Services Agreement

BWAY Parent is party to a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC (“PE Advisors”), an affiliate of Platinum. Under the agreement, PE Advisors will provide BWAY Intermediate and its subsidiaries with a variety of consulting and other services for an annual management fee and the reimbursement of out-of-pocket expenses. In March 2013, the Company paid PE Advisors $5.0 million for their 2013 annual management fee.

Transaction and Financing Fees

In January 2013, the Company paid PE Advisors $5.0 million for transaction advisory services in connection with the Ropak Acquisition (as defined and discussed in Note 3, “Recent Acquisitions”). In May 2013, the company paid PE Advisors $5.0 million for financing advisory services in connection with the completion of a private placement offering of $285.0 million aggregate principal amount of 9.00%/9.75% senior PIK toggle notes due 2017 for one of our parent companies. These PIK toggle notes are not secured by our assets, and we are not a guarantor of the notes. This private placement offering is discussed and defined in Note 6, “Long-Term Debt”.

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

For the six months ended June 30, 2013, we increased shareholder’s equity by $7.8 million related to non-cash contributions from BWAY Parent in the form of income tax deductions utilized to reduce our taxable income. For the six months ended June 30, 2012, we increased shareholder’s equity by $2.1 million related to non-cash contributions from BWAY Parent in the form of income tax deductions utilized to reduce our taxable income.

Property, Plant and Equipment

As discussed in Note 2, we have made adjustments to the preliminary fair value estimates of property, plant and equipment acquired in the Platinum Merger. These adjustments consisted of reductions to both the fair values and useful lives of substantially all items of property, plant and equipment, with related adjustments to depreciation expense in previously reported periods. See Note 2 for additional discussion.

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

As a result of the merger, BWAY Parent is a wholly-owned subsidiary of BOE Intermediate Holding Corporation (“BOE Intermediate”), a holding company and itself a wholly owned subsidiary of BOE Holding Corporation (“BOE Holding”). BOE Holding is owned by Platinum and certain members of management. BOE Holding and BOE Merger were formed solely to complete the Platinum Merger.

BOE Merger was determined to be the acquirer company for accounting purposes and therefore, the Platinum Merger was accounted for using the acquisition method of accounting in accordance with the accounting guidance for business combinations. Accordingly, the purchase price of the Platinum Merger has been allocated to our assets and liabilities based upon their estimated fair values at the acquisition date. Periods before November 6, 2012 reflect the financial position, results of operations and changes in financial position of the company before the Platinum Merger (the predecessor periods) and periods after November 5, 2012 reflect the financial position, results of operations, comprehensive income (loss), and changes in financial position of the company after the Platinum Merger (the successor periods). For accounting purposes, the purchase price allocation was applied on November 6, 2012.

BWAY Parent and its subsidiaries were acquired for $1,012.4 million, which represents merger consideration of $394.3 million, seller expenses of $25.9 million and the repayment of historical debt of $592.2 million, inclusive of accrued interest and repayment premiums. In addition, BWAY Holding’s outstanding senior notes due 2018 with an outstanding aggregate principal amount of $205.0 million were assumed (the “2018 senior notes”). The purchase price was funded through the net proceeds of a $470.0 million term loan ($467.7 million, net of original issue discount (“OID”)), the issuance of $335.0 million of senior PIK toggle notes by BWAY Parent (successor) and a cash equity contribution of $267.4 million.

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

•	immediately prior to the effective time of the Platinum Merger, the amendments to the indenture governing the 2018 senior notes became operative;

•	on October 16, 2012, BWAY Parent (predecessor) launched a tender offer and consent solicitation to purchase for cash any and all of BWAY Parent’s outstanding PIK Notes due 2015 (the “2015 PIK Notes”);

•	at closing, $185.0 million of the 2015 PIK Notes were tendered for $195.4 million, including a tender premium and consent payment;

•	the Company redeemed $0.7 million of outstanding 2015 PIK Notes not tendered at closing;

•	at closing, $394.6 million of outstanding indebtedness under predecessor’s senior secured credit facility was repaid and all liens there under were released; and

•	the merger of BOE Merger with and into BWAY Parent, with BWAY Parent as the surviving corporation, became effective.

For a discussion of debt instruments used to fund the Platinum Merger, see Note 6, “Long-Term Debt.”

Merger Transaction Costs

In the period ended November 5, 2012, BWAY Intermediate recognized merger transaction costs of $10.9 million, which included a $10.0 million bonus to certain members of management related to the sale of BWAY Parent and $0.4 million of employer payroll taxes related to the bonus and to compensation resulting from the settlement of share options, and BWAY Parent recognized merger transaction costs of $25.9 million, inclusive of BWAY Intermediate’s $10.9 million. In the successor period ended December 31, 2012, BWAY Parent recognized merger transaction costs of $16.0 million.

Purchase Price Allocation

The Platinum Merger is accounted for as a business combination using the acquisition method of accounting. As a result, the financial statements reflect a new basis of accounting based on our estimate of the fair value of net assets acquired as of the acquisition date. See “Business Combinations” under Note 2, “Summary of Significant Accounting Polices” of the Notes to Consolidated Financial Statements included in the Annual Report.

These condensed consolidated financial statements reflect our preliminary purchase price allocation based upon our initial estimates of fair value. Our purchase price allocation, including the allocation of fair value by segment, is still under review by management and is subject to adjustment during the measurement period. However, certain third party valuation information that would enable management to make a final estimate of the fair value of certain assets, primarily related to property, plant and equipment and other intangible assets, has been finalized.

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

The following table summarizes the purchase price and preliminary allocation of the purchase price based on our determination of the fair value for the net assets acquired in the Platinum Merger:

Acquisition of Bway Parent
($ in millions)
Purchase Price
Merger consideration	$394.3
Seller expense	25.9
Debt repaid at closing	592.2

Total purchase price	$1,012.4

Purchase price allocation
Cash and cash equivalents	$12.7
Accounts receivable	125.7
Inventories	127.8
Other current assets	44.5
Property, plant and equipment	246.7
Other intangible assets:
Customer relationships	537.8
Trade names	122.8
Other assets	4.2
Unfavorable lease intangible liabilities	(2.6)
Current liabilities	(148.0)
Other liabilities	(42.6)
Deferred taxes, net	(290.6)
Fair value of $205.0 million senior notes assumed	(227.6)

Net assets acquired at fair value	510.8
Goodwill	501.6

$1,012.4

Cash and cash equivalents, accounts receivable, other current assets and current liabilities were stated at their historical carrying values, which approximate their fair value given the short-term nature of these assets and liabilities. Inventories were recorded at fair value, based on computations which considered many factors, including the estimated selling price of the inventory, the cost to dispose of the inventory, as well as the replacement cost of the inventory, where applicable.

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

The Company is still finalizing the fair value of assets acquired and liabilities assumed, primarily the allocation of fair value by segment; however, the receipt of certain third party valuation information has enabled management to refine its estimates of the fair value of intangible assets and property, plant and equipment, their useful lives and related amortization and depreciation methods. As a result, the fair value of such assets and resulting amortization and depreciation expense for previously reported periods has been revised and will be reported as a revision in subsequent filings with the Securities and Exchange Commission. Depreciation and amortization expense recorded in the transition period from November 6, 2012 to December 31, 2012 and the interim period from January 1, 2013 to March 31, 2013 were preliminary estimates determined in a manner consistent with similar transactions prior to the Platinum Merger. The table below shows the amounts previously reported and the revised amounts for all adjustments including, but not limited to, the items discussed above.

Balance Sheet	As Orginally Reported	As Adjusted	Change

Inventory
As of March 31, 2013	$145.6	$145.0	$(0.6)

Other current assets
As of March 31, 2013	$75.8	$75.5	$(0.3)

Property, plant and equipment, net
As of December 31, 2012	$278.6	$246.3	$(32.3)
As of March 31, 2013	$382.9	$348.8	$(34.1)

Other intangible assets, net
As of December 31, 2012	$635.1	$650.1	$15.0
As of March 31, 2013	$708.4	$714.8	$6.4

Goodwill
As of December 31, 2012	$491.0	$501.6	$10.6
As of March 31, 2013	$585.1	$596.2	$11.1

Deferred tax liabilities
As of December 31, 2012	$290.6	$284.4	$(6.2)
As of March 31, 2013	$348.0	$341.4	$(6.6)

Accumulated other comprehensive income (loss)
As of December 31, 2012	$0.5	$1.1	$0.6
As of March 31, 2013	$(0.3)	$0.3	$0.6

Other liabilities
As of December 31, 2012	$43.3	$44.0	$0.7
As of March 31, 2013	$44.0	$44.4	$0.4

Statement of Operations	As Originally Reported	As Adjusted	Change

Depreciation expense
Transition period November 6, 2012 through December 31, 2012	$6.3	$7.1	$0.8
Quarter ended March 31, 2013	$12.9	$14.8	$1.9

Amortization expense
Transition period November 6, 2012 through December 31, 2012	$9.4	$10.4	$1.0
Quarter ended March 31, 2013	$10.7	$19.0	$8.3

Income tax (benefit) expense
Transition period November 6, 2012 through December 31, 2012	$(14.2)	$(15.1)	$(0.9)
Quarter ended March 31, 2013	$—	$(3.4)	$(3.4)

Net income (loss)
Transition period November 6, 2012 through December 31, 2012	$(4.4)	$(5.3)	$(0.9)
Quarter ended March 31, 2013	$2.6	$(4.2)	$(6.8)

Comprehensive income (loss)
Transition period November 6, 2012 through December 31, 2012	$(3.9)	$(4.8)	$(0.9)
Quarter ended March 31, 2013	$1.8	$(5.0)	$(6.8)

3.	Recent Acquisitions

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

The following table summarizes our preliminary purchase price allocation for Ropak:

($ in millions)	Acquisition of Ropak
Preliminary purchase price	$269.0

Cash and cash equivalents	2.8
Accounts receivable	24.4
Inventories	30.7
Other current assets	4.8
Property, plant and equipment	105.3
Other intangible assets:
Customer relationships	76.8
Trade names	7.3
Other assets	2.1
Current liabilities	(22.0)
Other liabilities	(3.1)
Deferred taxes, net	(54.7)

Net assets acquired at fair value	174.4
Goodwill	94.6

$269.0

We have allocated the Ropak goodwill and intangible assets to the plastic packaging segment. Goodwill related to this acquisition consists largely of synergies and economies of scale expected from the integration of the acquired business into our existing operations. For U.S. income tax purposes, the acquisition is being treated as a stock purchase and, as such, goodwill recognized is not deductible for U.S. income tax purposes. We have estimated the useful life of trade names and customer relationships at 6 years and 19 years, respectively. See Note 8, “Goodwill and Other Intangible Assets.”

The amounts of net sales and net income of Ropak since the acquisition date included in the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2013 were approximately $85.4 million and $147.2 million, of net sales respectively, and $5.1 million and $7.1 million, of net income, respectively.

Supplemental Pro Forma Information

The following unaudited pro forma financial information presents a summary of the Company’s consolidated net sales and net income for the three and six months ended June 30, 2013 and June 30, 2012, respectively, as if the Platinum Merger and the Ropak Acquisition had occurred as of January 1, 2012.

	Successor		Predecessor
($ in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net sales	$392.5	$761.1	$415.7	$805.3
Net income	$2.4	$—	$5.9	$5.7

The unaudited pro forma financial information presented above has been prepared for comparative purposes only and includes certain adjustments to actual financial results, such as imputed interest cost, and estimated additional depreciation and amortization expense as a result of property, plant and equipment and intangible assets acquired. Also, as discussed above, Predecessor Company results for the six months ended June 30, 2012 have been adjusted to include non-recurring transaction costs of approximately $4.9 million, related to the Ropak Acquisition. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the Platinum Merger and the Ropak Acquisition taken place on the date indicated or the results of operations that may result in the future.

4.	Inventories

	June 30, 2013	December 31, 2012
($ in millions)
Raw materials	$37.3	$36.9
Work in process	36.0	38.9
Finished goods	62.7	49.7

Total inventories	$136.0	$125.5

5.	Other Current Assets and Liabilities

	June 30, 2013	December 31, 2012
($ in millions)
Other current assets
Income taxes receivable	$27.3	$17.0
Deferred tax assets	36.8	34.3
Other	16.8	12.2

Total other current assets	$80.9	$63.5

Other current liabilities
Accrued salaries and wages	$16.9	$9.7
Accrued interest	3.8	2.6
Accrued rebates	7.6	7.5
Self-insurance	13.2	11.5
Other	18.1	10.5

Total other current liabilities	$59.6	$41.8

6.	Long-Term Debt

The weighted-average interest rate on outstanding variable rate term loan borrowings at both June 30, 2013 and December 31, 2012 was 4.5%. The current portion of long-term debt represents required repayments with due dates occurring in the twelve months subsequent to the balance sheet date.

During the six months ended June 30, 2013, we made repayments of $3.7 million on the 2012 Term Loan (as defined below). In January 2013, we borrowed an additional $261.0 million on the 2012 Term Loan related to the Ropak Acquisition, as further discussed below.

Notwithstanding the new debt instruments discussed below, see Note 7, “Long-Term Debt,” of Notes to Consolidated Financial Statements included in the Annual Report for additional information regarding the terms of our long-term debt, including covenant limitations, events of default and dividend restrictions.

Outstanding Long-Term Debt

	June 30, 2013	December 31, 2012
($ in millions)
2012 Term loan facilities, net of discount of $2.0 million and $2.3 million, at June 30, 2013 and December 31, 2012, respectively	$725.3	$467.7
$205.0 million 10% senior notes due June 2018, including a premium of $20.4 and $22.1, at June 30, 2013 and December 31, 2012, respectively	225.4	227.1
Revolving credit facility borrowings	29.3	3.6

Total long-term debt	980.0	698.4
Less: current portion of long-term debt	(7.3)	(4.7)

Long-term debt, net of current maturities	$972.7	$693.7

($ in millions)
Year ending December 31:
2013 (remainder)	$3.6
2014	7.3
2015	7.3
2016	7.3
2017	731.1
Thereafter	205.0

Total future scheduled maturities of long-term debt	$961.6

Senior Notes Due 2018

In June 2010, BWAY Holding issued $205.0 million aggregate principal amount of 10% senior notes due 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually in arrears on June 15 and December 15 through maturity. The 2018 Notes mature June 15, 2018. On October 12, 2012, BWAY Holding entered into a supplemental indenture to amend certain provisions of the indenture governing the 2018 Notes (including amending the definition of “Change of Control”) to provide that the Platinum Merger would not constitute a Change of Control. The amendments became operative immediately prior to the effective time of the Platinum Merger.

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

As of June 30, 2013, BWAY Holding was in compliance with applicable covenants related to the 2018 Notes.

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

As of June 30, 2013, there were outstanding standby letters of credit of $9.0 million and outstanding ABL Facility borrowings of $29.3 million which reduced available ABL Facility borrowings to $166.9 million. As of June 30, 2013, the weighted average interest rate on outstanding ABL borrowings was 3.0%.

We are required to test BWAY Intermediate’s fixed charge ratio (as defined in the credit agreement) when availability under the ABL Facility is less than the greater of 10% of the commitments under the new ABL facility and $14.0 million. For the period ended June 30, 2013, our availability under the ABL Facility did not require us to test the fixed charge ratio.

As of June 30, 2013, BWAY Intermediate was in compliance with applicable financial covenants contained in the Credit Agreement.

Debt Issuance Costs

During the six months ended June 30 2013, we incurred debt issuance costs of $9.1 million related to the additional term loan and ABL Facility borrowings as a result of the Ropak Acquisition. We are amortizing debt issuance costs utilizing the effective yield method. As of June 30, 2013 and December 31, 2012, unamortized debt issuance costs on long-term debt were $25.9 million and $19.7 million, respectively.

Parent Company Debt

On November 5, 2012, BWAY Parent issued the 2017 PIK Notes ($335.0 million aggregate principal amount of 9.50%/10.25% Senior PIK Toggle Notes due 2017). Interest on the notes is payable each May 1 and November 1 through maturity on November 1, 2017. We are not a party to the indenture nor have we guaranteed the notes. As such, we have not included the debt in our consolidated financial statements. However, subject to limitations in our debt agreements regarding payments to our immediate parent, BWAY Parent will require us to dividend funds so that BWAY Parent may pay cash interest on the 2017 PIK Notes. The first interest payment of $15.6 million was paid May 1, 2013 and subsequent semi-annual cash interest payments of $15.9 million will be payable semi-annually to November 1, 2017. If we are limited in our ability to fund cash interest payments on the 2017 PIK Notes, then such interest payments will be paid-in-kind through the issuance of additional notes (“PIK Interest”).

As discussed in Note 2, BWAY Parent became a wholly-owned subsidiary of BOE Intermediate (a wholly-owned subsidiary of BOE Holding) upon completion of the Platinum Merger.

On May 13, 2013, BOE Intermediate issued $285.0 million aggregate principal amount of 9.00%/9.75% of Senior PIK toggle notes due 2017 (the “BOE PIK Notes”). We are not a party to the indenture governing the BOE PIK Notes, and we are not a guarantor of the BOE PIK Notes. Consequently, we have not included the debt in our consolidated financial statements. Unless BOE Intermediate makes an election to pay interest in cash, which is due semi-annually on May 1 and November 1, interest will be paid in-kind through the issuance of additional notes (“PIK Interest”). The proceeds of the offering, net of certain expenses related to the offering paid by BOE Intermediate, were paid to BOE Intermediate’s direct parent, BOE Holding, who used these proceeds to pay a special dividend to its shareholders and extinguished $25.0 million of outstanding promissory notes with its shareholders due November 4, 2015.

7.	Fair Value of Financial Instruments

For a description on how we estimated fair value, see “Fair Value Measures” under Note 2, “Summary of Significant Accounting Policies” of notes to the Consolidated Financial Statements included in the annual report.

Financial instruments include cash and cash equivalents, accounts receivable and payable, deferred compensation plan assets (see Note 10) and debt instruments. Due to their short-term maturities, we believe the fair values of cash and cash equivalents, if any, accounts receivable and accounts payable, are equal to their carrying value.

The carrying amount and estimated fair value of deferred compensation plan assets as of June 30, 2013 was $1.3 million. We did not have deferred compensation plan assets in the same period in 2012 (see Note 10). We estimated fair value for the deferred compensation plan assets based on quoted market prices, which we have categorized within Level 2 of the GAAP fair value hierarchy.

The carrying amount and estimated fair value of long-term debt was $980.0 million and $983.0 million, respectively, as of June 30, 2013 and $698.4 million and $702.3 million, respectively, as of December 31, 2012. We estimated fair value for other debt instruments based on quoted market prices in the secondary credit market, which we have categorized within Level 2 of the GAAP fair value hierarchy.

8.	Goodwill and Other Intangible Assets

Goodwill

	Metal Packaging	Plastic Packaging	Total
($ in millions)
Balance, December 31, 2012 (Revised)	$465.8	$35.8	$501.6
Adjustments	—	94.6	94.6

Balance, June 30, 2013	$465.8	$130.4	$596.2

Other Intangible Assets

	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total
($ in millions)
June 30, 2013
Finite-lived intangible assets
Customer relationships	21	$614.6	$(49.3)	$565.3
Trade names	6	7.3	(0.5)	6.8
Indefinite-lived intangible assets
Trade names	n/a	122.8	—	122.8

Total other intangible assets		$744.7	$(49.8)	$694.9

December 31, 2012
Finite-lived intangible assets
Customer relationships	21	$537.8	$(10.5)	$527.3
Indefinite-lived intangible assets
Trade names	n/a	122.8	—	122.8

Total other intangible assets		$660.6	$(10.5)	$650.1

Our expected future amortization expense related to finite-lived intangible assets:

($ in millions)	Future Amortization

Year ending December 31:

2013 (remainder)	$38.0
2014	67.0
2015	57.4
2016	50.2
2017	45.6
Thereafter	313.9

Total	$572.1

9.	Income Taxes

The effective tax rate for the three and six month periods ending June 30, 2013, was 85.7% and 27.3%, respectively, as compared to 34.6% and 34.2% for the three and six months ended June 30, 2012, respectively. The effective rate for the three and six months ended June 30, 2013 differed from the statutory rate due to a foreign loss for which no tax benefit could be taken and estimated benefits from R&D credits. The rate for the three and six month periods ended June 30, 2012 were lower than the statutory rates as a result of the domestic production deduction.

Deferred tax liabilities increased $56.3 million from December 31, 2012 to $340.8 million as of June 30, 2013. The increase is primarily related to the preliminary purchase price allocation for the Ropak Acquisition.

10.	Employee Benefit Obligations

Employee Benefit Obligation Liabilities

Employee benefit obligations as of the dates indicated were:

	June 30, 2013	December 31, 2012 (Revised)
($ in millions)
Employee benefit obligation liabilities
Defined benefit pension plans	$11.6	$13.0
Retiree medical and other postretirement benefits	7.8	7.8
Deferred compensation	7.0	6.7

Total employee benefit obligation liabilities	$26.4	$27.5

Employee benefit obligation liabilities by financial statement line item
Other current liabilities	$1.2	$1.2
Other liabilities	25.2	26.3

Total employee benefit obligation liabilities	$26.4	$27.5

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated were:

	Successor		Predecessor
($ in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Defined benefit pension plans
Interest cost	$0.4	$0.7	$0.3	$0.7
Expected return on plan assets	(0.4)	(0.8)	(0.4)	(0.7)
Amortization of actuarial costs	—	—	0.1	0.1

	$—	$(0.1)	$—	$0.1

Other benefits
Interest cost	$0.1	$0.1	$0.1	$0.2

Total net periodic benefit cost	$0.1	$—	$0.1	$0.3

Multiemployer Pension Liabilities

At both June 30, 2013 and December 31, 2012, we had accrued pension withdrawal liabilities of $4.2 million related to multiemployer pension plans that covered certain union employees at our former Franklin Park, Illinois facility, which we closed in 2008.

Deferred Compensation Plan

Ropak maintains a nonqualified, unsecured, defined contribution Deferred Compensation Plan (“DCP”) for certain highly-compensated individuals. As of June 30, 2013, the underlying plan assets set aside for the DCP and DCP liabilities was $1.3 million. The DCP assets set aside for the plan were primarily comprised of mutual funds and are included in other assets and the DCP liabilities are included in other liabilities in the consolidated balance sheets. Benefit payments under the DCP are determined by the participants, in accordance with the with the Internal Revenue Code (“IRC”) Section 409A.

11.	Restructuring

In January 2013, we announced the planned closure of certain facilities in our plastic packaging segment in connection with the Ropak Acquisition. The cessation of operations at these facilities was substantially completed as of June 30, 2013. During the three and six months ended June 30, 2013, we expensed $5.5 million and $7.1 million, respectively, primarily related to severance and benefits for terminated employees, and for facility holding and closure costs in connection with the closure of these facilities.

For a summary of our other on-going restructuring initiatives, see Note 16, “Restructuring,” of Notes to Consolidated Financial Statements included in the Annual Report.

Restructuring liabilities by reportable segment

($ in millions)	Metal Packaging Segment	Plastic Packaging Segment	Corporate Unallocated	Total
Balance, December 31, 2012	$4.7	$0.1	$—	$4.8
Restructuring expense	0.2	5.9	1.0	7.1
Expenditures net	(0.4)	(1.3)	(0.6)	(2.3)

Balance June 30, 2013	$4.5	$4.7	$0.4	$9.6

Restructuring liabilities by major type of cost

($ in millions)	Severance and Benefits	Facility Closure	Pension Withdrawal Liability	Total
Balance, December 31, 2012	$—	$0.5	$4.3	$4.8
Restructuring expense	4.3	2.8	—	7.1
Expenditures	(1.8)	(0.4)	(0.1)	(2.3)

Balance June 30, 2013	$2.5	$2.9	$4.2	$9.6

Restructuring liabilities by balance sheet line item

($ in millions)	June 30, 2013	December 31, 2012
Current liabilities	$4.4	$0.7
Other liabilities	5.2	4.1

	$9.6	$4.8

12.	Shareholder’s equity

Statements of shareholder’s equity

($ in millions, except share data)	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012 (Revised)	1,000	$—	$578.1	$(5.3)	$1.1	$573.9
Non-cash contributions by BWAY Parent	—	—	7.8	—	—	7.8
Net loss	—	—	—	(4.0)	—	(4.0)
Other comprehensive loss	—	—	—	—	(2.1)	(2.1)
Dividend paid to Parent	—	—	(17.1)	—	—	(17.1)

Balance, June 30, 2013	1,000	$—	$568.8	$(9.3)	$(1.0)	$558.5

Dividend Restrictions

Our ability to pay dividends to BWAY Parent is limited by certain restrictive covenants in our debt agreements.

Accumulated Other Comprehensive (Loss) Income Information

The components of accumulated other comprehensive (loss) income as of the dates indicated and the change during the period were:

($ in millions)	Pension and other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive (loss) income
Balance, December 31, 2012 (Revised)	$0.6	$0.5	$1.1
Change	—	(2.1)	(2.1)

Balance, June 30, 2013	$0.6	$(1.6)	$(1.0)

13.	Share-Based Compensation

Prior to the Platinum Merger, certain members of management were participants in a share-based compensation plan, which we describe in Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements included in the Annual Report. There were no grants under the plan from October 1, 2012 until the plan was terminated effective November 5, 2012.

The following table summarizes share-based compensation expense by financial statement line item for the three and six months ended June 30, 2012. There was no share-based compensation expense for the three or six month periods ending June 30, 2013.

	Predecessor
($ in millions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Share-based compensation expense
Cost of products sold (excluding depreciation and amortization)	$0.1	$0.2
Selling and administrative expense	0.3	0.6

Total share-based compensation expense	$0.4	$0.8

Share-based compensation expense is included in corporate undistributed expenses in the business segment disclosure in Note 16, “Business Segments.”

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

There are two “qualifying events” defined in the Participation Plan: (1) A “qualifying sale event” in which there is a sale of some or all of the stock of BWAY Parent then held by BWAY Parent’s principal shareholders and (2) A “qualifying distribution” in which BWAY Parent pays a cash dividend to its principal shareholders. Upon the occurrence of a qualifying event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Participation Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until a qualifying event occurs. Upon termination, with or without cause, units are forfeited, except in the case of death, as described in the Participation Plan. We are accounting for this plan in accordance with ASC Topic 718, Compensation—Stock Compensation. Since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized to date. The fair value of the performance units are based upon cash dividends to and net proceeds from sales of common stock of BWAY Parent by its principal shareholders through the end of each period that have occurred or are probable. The fair value of the performance units on their grant date in 2013 and at June 30, 2013 was zero.

14.	Supplemental Cash Flow Disclosures

	Successor	Predecessor
($ in millions)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash interest paid, net	$26.3	$20.8
Cash income taxes paid, net	$0.1	$4.9

	Successor	Predecessor
($ in millions)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Non-cash investing and financing activities
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$348.8	$—
Liabilities assumed	(79.8)	—

Net assets acquired	$269.0	$—

Amounts owed for capital expenditures	$1.4	$0.9
Assets acquired through capital leases	0.2	—
Non-cash contribution by BWAY Parent (1)	7.8	2.1

(1)	See “Related Party Transactions” under Note 1, “General.”

15.	Commitments and Contingencies

For additional information on commitments and contingencies, see Note 18, “Commitments and Contingencies” of Notes to Consolidated Financial Statements included in the Annual Report.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We believe that the resolution of environmental matters, individually or in the aggregate, materially in excess of amounts accrued, is not reasonably possible. As of June 30, 2013 and December 31, 2012, we had accrued $0.6 million related to environmental liabilities. Our environmental accrual is an estimate and future expenditures may exceed our estimate. Environmental related liabilities are included in the other current liabilities line item in the condensed consolidated balance sheets. We do not expect to incur material capital expenditures for environmental control projects in the next 12 months.

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. As of June 30, 2013 and December 31, 2012, we had accrued $13.2 million and $11.5 million, respectively, related to these self- insurance liabilities, which are included in other current liabilities in the consolidated balance sheets.

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial position, results of operations or cash flows. As of June 30, 2013 and December 31, 2012, we had accrued liabilities related to pending litigation matters of $0.3 million and $0.4 million, respectively, which were included in the other current liabilities line item in the condensed consolidated balance sheets.

Lead Pigment and Lead Paint Litigation

Wisconsin Personal Injury Lawsuits

Armstrong Containers, Inc. (“Armstrong”), a subsidiary of the Company, was named as an alleged successor-in-interest in over thirty lead paint related personal injury lawsuits in Wisconsin. As of June 30, 2013, all but eight of the lawsuits have been dismissed with prejudice.

The amount of each claim pending is unknown and no cases to date have been settled.

Each lawsuit served upon Armstrong has been tendered to Armstrong’s insurers, for which Armstrong had insurance policies in place during the potentially relevant period. Various insurers are participating in the defense of the cases.

Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to estimate a range of possible losses or the likelihood that any particular loss amount will be incurred in connection with this litigation. As of June 30, 2013, we had not accrued any amounts for lead paint related personal injury claims.

16.	Business Segments

Management reviews operations along our product lines in two reportable segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products they manufacture. The primary raw materials and manufacturing processes are unique for each segment. We describe our business segments in further detail in Note 19, “Business Segments,” of Notes to Consolidated Financial Statements included in the Annual Report. As discussed in Note 3, results attributable to the Ropak Acquisition have been included in the plastic packaging segment.

The following tables set forth certain financial information attributable to our business segments for the periods indicated:

	Successor		Predecessor
($ in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net Sales (1)
Metal packaging	$189.4	$372.5	$201.0	$389.8
Plastic packaging	203.1	374.0	128.7	249.6

Consolidated net sales	$392.5	$746.5	$329.7	$639.4

Segment earnings (2)
Metal packaging	$42.3	$79.6	$44.7	$82.4
Plastic packaging	24.9	39.7	7.2	14.9

Segment earnings	$67.2	$119.3	$51.9	$97.3

Reconciliation of segment earnings to (loss) income before taxes
Segment earnings	$67.2	$119.3	$51.9	$97.3
Depreciation and amortization expense	36.0	69.8	21.7	43.4
Corporate undisturbed expenses (3)	7.7	12.4	3.7	6.9
Other undistributed expenses (4)	21.4	42.6	12.9	15.4

Income (loss) before income taxes	$2.1	$(5.5)	$13.6	$31.6

Depreciation and amortization
Metal packaging	$22.9	$45.6	$12.1	$24.2
Plastic packaging	11.8	21.7	8.5	17.1

Segment depreciation and amortization	34.7	67.3	20.6	41.3
Corporate	1.3	2.5	1.1	2.1

Consolidated depreciation and amortization	$36.0	$69.8	$21.7	$43.4

(1)	In the periods presented, there were no significant intersegment sales.
(2)	Management uses a measure of segment earnings to evaluate segment performance. We calculate segment earnings as net sales less costs of products sold and selling expenses, each as related to the applicable segment. Segment earnings exclude depreciation and amortization.
(3)	Corporate undistributed expenses include share-based compensation expense and certain other general administrative expenses not allocated to the segments for reporting purposes. Corporate undistributed expenses exclude depreciation and amortization.
(4)	Other undistributed expenses not allocated to segments include the following: restructuring expense, interest expense, business acquisition costs, management fee expense, gain on disposition of equipment, and other expense/income.

The following table sets forth total assets attributable to our business segments as of the dates indicated:

($ in millions)	June 30, 2013	December 31, 2012 (Revised)
Total assets
Metal packaging	$1,265.4	$1,315.5
Plastic packaging	496.7	192.2

Segment total assets	1,762.1	1,507.7
Corporate	322.7	207.6

Total assets	$2,084.8	$1,715.3

The following table sets forth the percentage of net sales by customer geographic location for the periods indicated:

	Successor		Predecessor
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Consolidated net sales
United States	88%	88%	93%	93%
Canada	11	11	6	6
Other	1	1	1	1

Total	100%	100%	100%	100%

Metal packaging net sales
United States	91%	91%	96%	93%
Canada	8	8	3	6
Other	1	1	1	1

Total	100%	100%	100%	100%

Plastic packaging net sales
United States	85%	86%	93%	93%
Canada	14	13	7	7
Other	1	1	—	—

Total	100%	100%	100%	100%

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

We have prepared the following information using the equity method of accounting and certain financing arrangements have been push down through intercompany transactions including third party debt, debt issue costs, and related interest expense to BWAY. For example, interest expense associated with the debt of BWAY Holding is included in the interest expense of its guarantor subsidiaries, which are paying the interest. In addition, we have pushed-down the benefit from income taxes associated with BWAY Holding’s debt to the guarantor subsidiaries. The amounts pushed-down to the subsidiaries are reflected in the parent entity’s equity in income or loss of subsidiaries.

In the second quarter of 2013, we revised the presentation of certain intercompany debt related transactions between the issuer and guarantor subsidiaries within the Condensed Consolidating Balance Sheet as of December 31, 2012 and the Statement of Operations for the three months ended June 30, 2012. Additionally, we revised the presentation of a debt balance between guarantor and nonguarantor subsidiaries as intercompany on the Condensed Consolidating Balance Sheet as of December 31, 2012. The revisions to this supplemental information did not impact any amounts reported in our previously issued Consolidated Balance Sheet or Consolidated Statement of Operations. In accordance with applicable accounting guidance, we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements. As comparative prior period supplemental guarantor subsidiaries financial information is presented in future filings, we will similarly revise such prior period information.

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Unaudited Condensed Consolidating Balance Sheet

As of June 30, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$—	$1.6	$6.6	$—	$8.2
Accounts receivable, net	—	—	165.7	20.3	—	186.0
Inventories	—	—	120.8	15.2	—	136.0
Other current assets	—	—	80.5	0.4	—	80.9
Related party revolving note receivable	—	—	0.4	—	(0.4)	—

Total current assets	—	—	369.0	42.5	(0.4)	411.1

Property, plant and equipment	—	—	329.5	20.8	—	350.3
Goodwill	—	—	596.2	—	—	596.2
Other intangible assets, net	—	—	686.4	8.5	—	694.9
Deferred debt issuance costs	—	25.9	—	—	—	25.9
Other assets	—	—	6.4	—	—	6.4
Related party note receivable	—	—	35.0	—	(35.0)	—
Intercompany	—	983.8	27.3	—	(1,011.1)	—
Investment in subsidiaries	558.5	558.5	16.0	—	(1,133.0)	—

Total assets	$558.5	$1,568.2	$2,065.8	$71.8	$(2,179.5)	$2,084.8

Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$—	$—	$89.2	$10.7	$—	$99.9
Other current liabilities	—	3.8	50.6	5.2	—	59.6
Current portion of long-term debt	—	7.3	—	—	—	7.3
Related party revolving note payable	—	—	—	0.4	(0.4)	—

Total current liabilities	—	11.1	139.8	16.3	(0.4)	166.8

Long-term debt	—	972.7	—	—	—	972.7
Related party note payable	—	—	—	35.0	(35.0)	—
Deferred income taxes	—	—	340.6	0.2	—	340.8
Intercompany	—	25.9	983.8	1.4	(1,011.1)	—
Other liabilities	—	—	43.1	2.9	—	46.0
Total shareholder’s equity	558.5	558.5	558.5	16.0	(1,133.0)	558.5

Total liabilities and shareholder’s equity	$558.5	$1,568.2	$2,065.8	$71.8	$(2,179.5)	$2,084.8

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Unaudited Condensed Consolidating Balance Sheet

As of December 31, 2012

(Revised)

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$0.5	$1.7	$—	$2.2
Accounts receivable, net	—	—	98.9	3.4	—	102.3
Inventories	—	—	122.9	2.6	—	125.5
Other current assets	—	—	62.4	1.1	—	63.5

Total current assets	—	—	284.7	8.8	—	293.5

Property, plant and equipment	—	—	241.3	5.0	—	246.3
Goodwill	—	—	501.6	—	—	501.6
Other intangible assets, net	—	—	640.8	9.3	—	650.1
Deferred debt issuance costs	—	19.7	—	—	—	19.7
Other assets	—	—	4.1	—	—	4.1
Related party note receivable	—	—	35.0	—	(35.0)	—
Intercompany	—	701.0	20.0	0.3	(721.3)	—
Investment in subsidiaries	573.9	573.9	(16.2)	—	(1,131.6)	—

Total assets	$573.9	$1,294.6	$1,711.3	$23.4	$(1,887.9)	$1,715.3

Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$—	$—	$69.7	$3.1	$—	$72.8
Other current liabilities	—	2.6	38.1	1.1	—	41.8
Current portion of long-term debt	—	4.7	—	—	—	4.7

Total current liabilities	—	7.3	107.8	4.2	—	119.3

Long-term debt	—	693.7	—	—	—	693.7

Related party note payable	—	—	—	35.0	(35.0)	—
Deferred tax liabilities	—	—	284.4	—	—	284.4
Intercompany	—	19.7	701.3	0.3	(721.3)	—
Other liabilities	—	—	43.9	0.1	—	44.0
Total shareholder’s equity	573.9	573.9	573.9	(16.2)	(1,131.6)	573.9

Total liabilities and shareholder’s equity	$573.9	$1,294.6	$1,711.3	$23.4	$(1,887.9)	$1,715.3

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Unaudited Condensed Consolidating

Statement of Operations and Comprehensive Income Information

For the three months ended June 30, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$350.0	$42.5	$—	$392.5

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	284.6	36.0	—	320.6
Depreciation and amortization	—	—	33.7	2.3	—	36.0
Selling and administrative	—	—	11.5	0.9	—	12.4
Restructuring	—	—	2.9	2.6	—	5.5
Interest	—	14.8	0.4	—	—	15.2
Related party interest (income) expense	—	(14.8)	14.3	0.5	—	—
Business acquisition costs	—	—	0.4	—	—	0.4
Management fee	—	—	1.2	—	—	1.2
Other (income) expense	—	—	(0.6)	(0.3)	—	(0.9)

Total costs and expenses	—	—	348.4	42.0	—	390.4

Income before income taxes	—	—	1.6	0.5	—	2.1
Provision for income taxes	—	—	0.7	1.1	—	1.8
Equity in income (loss) of subsidiaries	0.3	0.3	(0.6)	—	—	—

Net income (loss)	$0.3	$0.3	$0.3	$(0.6)	$—	$0.3

Comprehensive (loss) income	$(1.0)	$(1.0)	$(1.0)	$(1.9)	$(3.9)	$(1.0)

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Unaudited Condensed Consolidating Statement of

Operations and Comprehensive Income Information

For the six months ended June 30, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$673.5	$73.0	$—	$746.5

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	556.1	62.0	—	618.1
Depreciation and amortization	—	—	65.4	4.4	—	69.8
Selling and administrative	—	—	19.8	1.7	—	21.5
Restructuring	—	—	4.3	2.8	—	7.1
Interest	—	28.5	0.5	—	—	29.0
Related party interest (income) expense	—	(28.5)	27.5	1.0	—	—
Business acquisition costs	—	—	5.1	—	—	5.1
Management fee	—	—	2.5	—	—	2.5
Other (income) expense	—	—	(0.7)	(0.4)	—	(1.1)

Total costs and expenses	—	—	680.5	71.5	—	752.0

(Loss) income before income taxes	—	—	(7.0)	1.5	—	(5.5)
Provision for (benefit from) income taxes	—	—	(3.2)	1.7	—	(1.5)
Equity in income (loss) of subsidiary	(4.0)	(4.0)	(0.2)	—	8.2	—
Net income (loss)	$(4.0)	$(4.0)	$(4.0)	$(0.2)	$8.2	$(4.0)

Comprehensive income (loss)	$(6.1)	$(6.1)	$(6.1)	$(2.3)	$14.5	$(6.1)

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Statement of

Operations and Comprehensive Income Information

For the three months ended June 30, 2012

(Revised)

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$320.7	$9.0	$—	$329.7

Cost and expenses
Cost of products sold (excluding depreciation and amortization	—	—	266.7	8.2	—	274.9
Depreciation and amortization	—	—	20.7	1.0	—	21.7
Selling and administrative	—	—	6.3	0.3	—	6.6
Restructuring	—	—	0.1	—	—	0.1
Interest	—	11.3	0.2	0.4	—	11.9
Related party interest (income) expense	—	(11.3)	11.3	—	—	—
Business acquisition costs	—	—	0.2	—	—	0.2
Management fee	—	—	(0.1)	—	—	(0.1)
Other (income) expense	—	—	(0.2)	1.0	—	0.8

Total costs and expenses	—	—	305.2	10.9	—	316.1

(Loss) income before income taxes	—	—	15.5	(1.9)	—	13.6
Provision for (benefit from) income taxes	—	—	4.8	(0.1)	—	4.7
Equity in income (loss) of subsidiaries	8.9	8.9	(1.8)	—	(16.0)	—

Net income (loss)	$8.9	$8.9	$8.9	$(1.8)	$(16.0)	$8.9

Comprehensive income (loss)	$9.3	$9.3	$9.3	$(1.4)	$(17.2)	$9.3

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Statement of

Operations and Comprehensive Income Information

For the six months ended June 30, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$622.0	$17.4	$—	$639.4

Cost and expenses
Cost of products sold (excluding depreciation and amortization	—	—	520.6	15.6	—	536.2
Depreciation and amortization	—	—	41.6	1.8	—	43.4
Selling and administrative	—	—	12.3	0.5	—	12.8
Restructuring	—	—	0.9	0.1	—	1.0
Interest	—	22.9	0.6	0.9	—	24.4
Related party interest (income) expense	—	(22.9)	22.9	—	—	—
Business acquisition costs	—	—	0.2	—	—	0.2
Gain on disposition of equipment	—	—	(9.9)	—	—	(9.9)
Other (income) expense	—	—	(0.5)	0.2	—	(0.3)

Total costs and expenses	—	—	588.7	19.1	—	607.8

(Loss) income before income taxes	—	—	33.3	(1.7)	—	31.6
Provision for income taxes	—	—	10.8	—	—	10.8
Equity in income (loss) of subsidiaries	20.8	20.8	(1.7)	—	(39.9)	—

Net income (loss)	$20.8	$20.8	$20.8	$(1.7)	$(39.9)	$20.8

Comprehensive income (loss)	$20.8	$20.8	$20.8	$(1.7)	$(39.9)	$20.8

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Unaudited Condensed Consolidating Statement of

Cash Flows Information

For the six months ended June 30, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$40.5	$6.4	$—	$46.9

Cash Flows from Investing Activities
Capital expenditures	—	—	(29.3)	(2.4)	—	(31.7)
Cash paid for acquisitions, net of cash acquired	—	—	(266.2)	—	—	(266.2)
Net proceeds from disposition of equipment	—	—	0.2	—	—	0.2
Return of equity from subsidiaries	17.1	17.1	—	—	(34.2)	—
Change in intercompany	—	(273.9)	(0.4)	—	274.3	—

Net cash used in investing activities	17.1	(256.8)	(295.7)	(2.4)	240.1	(297.7)

Cash Flows from Financing Activities
Proceeds from issuance of secured debt	—	261.0	—	—	—	261.0
Repayments of secured debt	—	(3.7)	—	—	—	(3.7)
Proceeds from revolving credit facility borrowings	—	161.0	—	—	—	161.0
Repayments of revolving credit facility borrowings	—	(135.3)	—	—	—	(135.3)
Principal payments under capital lease obligations	—	—	(0.5)	—	—	(0.5)
Payment of debt issuance costs	—	(9.1)	—	—	—	(9.1)
Dividend to Parent	(17.1)	(17.1)	(17.1)	—	34.2	(17.1)
Change in intercompany	—	—	273.9	0.4	(274.3)	—

Net cash (used in) provided by financing activities	(17.1)	256.8	256.3	0.4	(240.1)	256.3

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.5	—	0.5

Net increase in cash and cash equivalents	—	—	1.1	4.9	—	6.0
Cash and cash equivalents, beginning of period			0.5	1.7		2.2

Cash and cash equivalents, end of period	$—	$—	$1.6	$6.6	$—	$8.2

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Statement of

Cash Flows Information

For the six months ended June 30, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$—	$65.6	$1.5	$—	$67.1

Cash flows from investing activities
Capital expenditures	—	—	(15.3)	(0.3)	—	(15.6)
Net proceeds from disposition of equipment	—	—	12.4	—	—	12.4
Cash paid for acquisitions, net of cash acquired	—	—	—	—	—	—
Other	—	—	(0.3)	—	—	(0.3)
Change in intercompany	—	53.0	—	—	(53.0)	—

Net cash provided by (used in) investing activities	—	53.0	(3.2)	(0.3)	(53.0)	(3.5)

Cash flows from financing activities
Repayments of secured debt	—	(35.5)	—	(1.5)	—	(37.0)
Proceeds from revolving credit facility borrowings	—	16.5	—	—	—	16.5
Repayments from revolving credit facility borrowings	—	(34.0)	—	—	—	(34.0)
Principal repayments under capital lease obligations	—	—	(0.5)	—	—	(0.5)
Change in intercompany	—	—	(53.0)	—	53.0	—

Net cash used in financing activities	—	(53.0)	(53.5)	(1.5)	53.0	(55.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—

Net increase in cash and cash equivalents	—	—	8.9	(0.3)	—	8.6
Cash and cash equivalents, beginning of period	—	—	3.1	1.6	—	4.7

Cash and cash equivalents, end of period	$—	$—	$12.0	$1.3	$—	$13.3

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

We have embarked on an accelerated operational improvement program to implement previously identified synergies through the Ropak Acquisition and operational improvements identified at the Company. To date, multiple actions representing approximately $73.0 million in annualized earnings improvement have been identified and are being implemented across a variety of functional areas including sales and marketing, supply chain, manufacturing and SG&A. As of June 30, 2013, initiatives expected to generate approximately $43.5 million, or 59% of such annualized earnings improvement, have been fully implemented with the majority of the remaining initiatives in advanced stages of implementation and expected to be complete by the end of 2013. In addition, we continue to identify additional cost saving opportunities that are in various stages of development, and we expect to implement these initiatives in 2014 and 2015.

Effective February 8, 2013, we changed our fiscal year end from September 30 to December 31. The unaudited condensed consolidated financial statements in Item 1 cover the predecessor period from January 1, 2012 to June 30, 2012 and the successor period from January 1, 2013 to June 30, 2013. Our 2013 fiscal year will cover the period from January 1, 2013 to December 31, 2013.

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

	Successor	Predecessor		Successor	Predecessor
($ in millions)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Percent Change	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Percent Change
Net Sales
Metal packaging	$189.4	$201.0	-5.8%	$372.5	$389.8	-4.4%
Plastic packaging	203.1	128.7	57.8%	374.0	249.6	49.8%

Total	$392.5	$329.7	19.0%	$746.5	$639.4	16.8%

Cost of products sold (1)
Metal packaging	$146.2	$154.6	-5.4%	$291.0	$304.0	-4.3%
Plastic packaging	174.3	120.2	45.0%	326.8	232.0	40.9%

Segment total	320.5	274.8	16.6%	617.8	536.0	15.3%
Corporate	0.1	0.1	—	0.3	0.2	50.0%

Total	$320.6	$274.9	16.6%	$618.1	$536.2	15.3%

Net sales less cost of products sold
Metal packaging	$43.2	$46.4	-6.9%	$81.5	$85.8	-5.0%
Plastic packaging	28.8	8.5	NM	47.2	17.6	NM
Corporate	(0.1)	(0.1)	—	(0.3)	(0.2)	—

Total	$71.9	$54.8	31.2%	$128.4	$103.2	24.4%

Net sales less cost of products sold as a percentage of net sales
Metal packaging segment	22.8%	23.1%		21.9%	22.0%
Plastic packaging segment	14.2%	6.6%		12.6%	7.1%
Consolidated	18.3%	16.6%		17.2%	16.1%

NM-Not meaningful

(1)	Excludes depreciation and amortization expense.

Net Sales

In the three and six month periods ended June 30, 2013, consolidated net sales increased $62.8 million, or 19.0%, to $392.5 million and increased $107.1 million, or 16.8%, to $746.5 million, respectively, in comparison to the same periods last year. The increase is primarily due to the effect of the Ropak Acquisition, which generated sales of $147.2 million from January 19, 2013 through June 30, 2013. Also, impacting the comparability of net sales for the six month period was the sale of the Company’s plastic bottle business in March 2012 which accounted for $6.2 million of revenue for the six month period ended June 30, 2012. Excluding the effect of the acquisition of Ropak and lost revenue from the plastic bottle business in the six month period, consolidated net sales decreased in both the three and six month periods ended June 30, 2013, by $16.8 million and $28.2 million, respectively, primarily due to a 5.3% and 4.2% decrease in overall volumes, respectively. The decrease in both periods was primarily due to lower market demand.

In the three and six month periods ended June 30, 2013, net sales from the Company’s metal packaging segment was $189.4 million and $372.5 million, respectively, compared to $201.0 million and $389.8 million, respectively for the same periods last year. The decrease in the three and six month periods ended June 30, 2013 resulted from lower volumes of 7.2% and 5.4%, respectively, driven by lower market demand and was partially offset in both periods by a stronger sales mix. Additionally, the three months ended June 30, 2013 was impacted by a temporary customer dislocation that was remediated by the end of June 30, 2013.

In the three and six month periods ended June 30, 2013, net sales for the Company’s plastic packaging segment was $203.1 million and $374.0 million, respectively, compared to $128.7 million and $249.6 million, respectively for the same periods last year. The increase is primarily from the Ropak Acquisition which had net sales of $85.4 million and $147.2 million for the three and six months ending June 30, 2013, respectively. Excluding the impact of the Ropak Acquisition and the March 2012 sale of the bottle business in the six month period, plastic segment revenues decreased $5.1 million and $10.8 million, for the three and six months ended June 30, 2013, respectively, as volume decreased 2.3% and 2.1%, respectively, driven partially by actions taken to reduce or eliminate lower margin accounts and lower market demand. Weaker product mix also impacted sales in 2013.

Difference between net sales and cost of products sold (excluding depreciation and amortization)

The difference between consolidated net sales and cost of products sold (excluding depreciation and amortization) for the three and six months ended June 30, 2013, was $71.9 million and $128.4 million, respectively, and the six months ended June 30, 2013 included a non-cash expense of $0.8 million resulting from Ropak inventory purchase accounting adjustments. Excluding the impact of the Ropak Acquisition and the March 2012 sale of the plastic bottle business in the six month period, the difference between net sales and cost of products sold was $57.1 million and $104.4 million for the three and six months ended June 30, 2013, respectively, compared to $54.8 million and $103.2 million for the same period last year; and as a percentage of net sales excluding the Ropak Acquisition and sale of the bottle business, the difference increased to 18.6% from 16.9% for the three months ended June 30, 2013 compared to three months ended June 30, 2012, and 17.4% from 16.3% for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The percentage increase was largely attributable to effective management of the pass-through of raw material price changes, actions taken to reduce or eliminate lower margin accounts, lower operational costs as a result of our productivity initiatives, and a stronger sales mix. Additionally, the three months ended June 30, 2013 benefited from achieving synergies associated with the Ropak acquisition.

The difference between metal net sales and cost of products sold (excluding depreciation and amortization) for the three and six months ended June 30, 2013 was $43.2 million and $81.5 million, respectively, compared to $46.4 million and $85.8 million for the same periods last year. The difference between metal net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales for the three and six months ended June 30, 2013 was 22.8% and 21.9%, respectively, compared to 23.1% and 22.0% for the three and six months ended June 30, 2012. Lower volumes of 7.2%, and 5.4% for the three and six months ended June 30, 2013, respectively, were partially offset in both periods by a stronger mix, the effective pass-through of higher raw material costs and cost savings associated with productivity initiatives. Also included in the three months ended June 30, 2013 was $2.6 million for a one-time impact related to a temporary customer dislocation.

The difference between plastic net sales and cost of products sold (excluding depreciation and amortization) for the three and six months ended June 30, 2013, were $28.8 million and $47.2 million, respectively. Excluding the Ropak

Acquisition and the March 2012 sale of the plastic bottle business in the six month period, the difference was $14.1 million and $23.2 million for the three and six months ended June 30, 2013 compared to the same period last year. The difference between net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of sales increased to 14.2% and 12.6%, for the three and six months ended June 30, 2013, respectively, from 6.6% and 7.2% for the same periods last year. The increase resulted from actions taken by the Company to improve margins in this segment, including productivity improvement initiatives, changes in policies and practices with regard to passing through changes in resin prices, achieving synergies associated with the Ropak acquisition, leveraging our purchasing power, and proactive actions related to lower margin accounts. The synergies from the Ropak acquisition include four plant consolidations which are nearing completion, achievement of procurement benefits and cost savings associated with integration of administrative functions. Including the Ropak Acquisition, the difference between net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of sales were 14.2% and 12.6%, respectively, for the three and six months ended June 30, 2013.

Selling and Administrative Expense

In the three and six months ended June 30, 2013, selling and administrative expense was $12.4 million and $21.5 million, respectively, compared by $6.6 million and $12.8 million for the same periods last year. Excluding the impact of the Ropak Acquisition, selling and administrative expense increased $3.3 million and $3.8 million respectively, for the three and six months ended June 30, 2013, primarily as a result of higher professional fees related to identifying and executing business performance improvement initiatives.

Depreciation and amortization expense

In the three and six months ended June 30, 2013, depreciation and amortization expense increased to $36.0 million and $69.8 million, respectively, an increase of $14.3 million and $26.4 million compared to the same periods last year. The increase in both periods was primarily attributable to the Platinum Merger and the Ropak Acquisition.

Restructuring Expense

In the three and six months ended June 30, 2013, restructuring expense increased to $5.5 million and $7.1 million, respectively, compared to $0.1 million and $1.0 million, respectively, for the same periods last year. The increases related primarily to severance and benefits for terminated employees, and facility holding and closure costs for closed facilities. These restructuring activities were primarily associated with the Ropak Acquisition.

Interest expense

In the three and six months ended June 30, 2013, interest expense increased $3.3 million and $4.6 million, respectively, compared to the same periods last year. The increase in both periods was primarily due to increased borrowings related to the Platinum Merger and the Ropak Acquisition. Debt principal outstanding as of June 30, 2013 and June 30, 2012 was $961.6 million and $641.6 million, respectively.

Business acquisition costs

In the three and six months ended June 30, 2013, we recorded $0.2 million and $4.9 million, respectively, of professional fees and other costs to acquire Ropak, including a success-based transaction fee of $5.0 million to PE Advisors of which $3.4 million was determined to be a business acquisition cost and $1.6 million was capitalized as debt issuance costs.

Management fee expense

In the three and six months ended June 30, 2013 we recorded $1.2 million and $2.5 million, respectively, of quarterly management fees to PE Advisors pursuant to a corporate advisory services agreement.

Gain on disposition of equipment

In March 2012, we sold assets related to our plastic bottle business for $9.3 million in excess of their book value.

Other income

In the six months ended June 30, 2013, other income included foreign exchange gains of $0.6 million, primarily related to the then outstanding U.S. dollar denominated debt of our Canadian subsidiary.

Benefit from income taxes

The effective tax rate for the three and six month periods ending June 30, 2013, was 87.5% and 27.3%, respectively, as compared to 34.5% and 34.2% for the three and six months ended June 30, 2012, respectively. The effective rate for the three and six months ended June 30, 2013 was higher than the statutory rate primarily due to a foreign loss for which no federal tax benefit was taken in the quarter, and estimated benefits from R&D credits. The rate for the period ended June 30, 2012 was lower than the statutory rates as a result of the domestic production deduction.

Deferred tax liabilities increased $56.3 million from December 31, 2012 to $340.8 million as of June 30, 2013. The increase is primarily related to the preliminary purchase price allocation for the Ropak Acquisition.

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

The additional debt of BWAY Parent, which consists of senior PIK toggle notes, increased from $185.6 million to $335.0 million as a result of the Platinum Merger. However, the cash interest rates decreased from 10.125% to 9.5% and the PIK interest rates decreased from 10.875% to 10.25%. BWAY Parent made its first interest payment in cash ($15.6 million in May 1, 2013), and we provided the necessary funds for the payment. BWAY Parent will be required to make subsequent interest payments in cash (either in whole or in part) depending on the restricted payment capacity under the 2018 Notes. We currently anticipate that we will have sufficient restricted payment capacity to enable BWAY Parent to pay cash interest on its PIK notes; however, this may change as a result of a variety of factors. To the extent BWAY Parent makes such interest payments in cash, we will be required to provide the necessary funding. If we are limited in our ability to fund cash interest payments on the 2017 PIK Notes, then such interest payments will be paid-in-kind through the issuance of additional notes (“PIK Interest”).

On May 13, 2013, BOE Intermediate completed the private placement offering of the BOE PIK Notes (which consist of $285.0 million aggregate principal amount of 9.00%/9.75% senior PIK toggle notes due 2017). The BOE PIK Notes are not secured by our assets, and we are not a guarantor of the notes. The proceeds of the offering paid a special dividend to the shareholders of BOE Holding, extinguished $25.0 million of outstanding promissory notes with its shareholders due November 2015 and paid certain costs and expenses related to the offering. BOE Intermediate can elect to pay interest on the BOE PIK Notes in cash, in-kind or a combination thereof. Unlike the 2017 PIK Notes, there is no requirement to pay cash interest.

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

As of June 30, 2013, we had $166.9 million available to borrow (subject to certain borrowing base limitations) under the ABL Facility, and we had $8.2 million of cash on hand. As of June 30, 2013, we had outstanding borrowings under the ABL Facility of $29.3 million at a variable interest rate of 3.0%.

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

We are subject to certain covenants and restrictions under our debt agreements, which are discussed in Note 6, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Item 1. As of June 30, 2013, we were in compliance with our debt covenants. With certain exceptions, our long-term debt arrangements prohibit us from paying cash dividends, including cash dividends to BWAY Parent.

In the year ending December 31, 2013, we expect capital expenditures of approximately $60 million to $65 million, including any additional expenditure associated with the Ropak Acquisition, compared to $35.6 million for the fiscal year ended September 30, 2012. For the six months ended June 30, 2013 capital expenditures were $31.7 million.

Cash Flow Information

Summary of cash flows and changes in cash and cash equivalents for the period six months ended June 30, 2013 and June 30 2012:

	Successor	Predecessor
($ in millions)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Percent Change
Cash provided by operating activities	$46.9	$67.1	-30%
Cash used in investing activities	(297.7)	(3.5)	NM
Cash provided by (used in) financing activities	256.3	(55.0)	NM
Effect of exchange rate changes	0.5	—	100%

Net increase in cash and cash equivalents	$6.0	$8.6	-30%

Cash and cash equivalents, end of period	$8.2	$13.3	-38%

NM-Not meaningful

Operating Activities

In the first six months of 2013, cash provided by operating activities decreased $20.2 million as compared to the same period last year. The decrease is primarily related to an increase in cash used for primary working capital. We define primary working capital as the sum of accounts receivable and inventories less accounts payable.

Cash used in operating activities for primary working capital was $24.5 million for the six months ended June 30, 2013 compared to cash provided from primary working capital of $2.2 million in the six months ended June 30, 2012. The increase in cash used for primary working capital is primarily due to an increase in the use of cash for accounts payable.

Investing Activities

For the six months ended June 30, 2013, cash used in investing activities increased $294.2 million as compared to the same period last year. The increase is primarily related to the Ropak Acquisition and a $16.1 million increase in capital expenditures.

Financing Activities

For the six months ended June 30, 2013, cash provided by financing activities was $256.3 million compared to a use of $55.0 million for the six months ended June 30, 2012. The change is primarily due to the Ropak Acquisition in January 2013.

In the six months ended June 30, 2013, cash provided by financing activities included $261.0 million of additional borrowings under the 2012 Term Loan to finance, in part, the January 2013 Ropak Acquisition and net revolver borrowings of $25.7 million, partially offset by the payment of $17.1 million of dividends to BWAY Parent, which included $15.6 million to pay interest on BWAY Parent’s PIK Notes.

For the six months ended June 30, 2012, cash used in financing activities consisted of $37.0 million of principal repayments on the then outstanding term loan and the net repayment of $17.5 million of outstanding revolver borrowings from December 31, 2011. The $37.0 million repayment was voluntary using excess cash on hand.

Market Risk

We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. The Senior Secured Credit Facilities bear interest at an applicable margin (based on certain ratios contained in the Credit Agreement) plus a market rate of interest. As of June 30, 2013, we had variable rate borrowings of $756.6 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly income before income taxes by $1.9 million.

Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In both the three and six month periods ended June 30, 2013 and for the same periods of 2012, approximately 11.0% and 6.0%, respectively, of net sales were to customers located in Canada. Excluding purchases denominated in Canadian dollars, which are generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to material foreign currency exchange rate risk.

Critical Accounting Policies

For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report. Our critical accounting policies have not changed from those summarized in the Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2013, a bank had issued standby letters of credit on our behalf in the aggregate amount of $9.0 million, primarily in favor of our workers’ compensation insurers. Also, as discussed in Notes 1, 2, and 6 of the condensed consolidated financial statements, BWAY Parent and BOE Intermediate have indebtedness of $335.0 million (senior PIK toggle notes due 2017) and $285.0 million (BOE PIK Notes due 2017), respectively. Because neither of these instruments are secured by our assets, nor are we guarantors to either instrument, they are not included in our condensed consolidated financial statements.

Contractual Obligations

In the quarter ended December 31, 2012, we refinanced the debt that was outstanding at September 30, 2012. See Note 6, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements, included in Item 1. The change was discussed in footnotes to the contractual obligations table presented in the Annual Report.

In January 2013, we borrowed an additional $261.0 million under the 2012 Term Loan and increased the size of the ABL Facility by $50.0 million. BWAY used the net proceeds from the additional term loan borrowings and borrowed $20.0 million of the ABL Facility to finance, in part, the consideration paid in connection with the Ropak Acquisition and to pay fees and expenses related to the acquisition and the associated financings. The additional term loan borrowings increased our annual contractual debt payments by $2.6 million with the balance due at maturity on August 6, 2017. Borrowings under the ABL Facility, if any, are due at maturity.

Notwithstanding the new debt, the nature of our contractual obligations has not materially changed for the disclosure in the Annual Report. See “Contractual Obligations and Commercial Commitments” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Annual Report.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primary electricity and natural gas) used in our manufacturing processes

Environmental Matters

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

As described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, we did not maintain effective controls over unit pricing in our plastic segment. Specifically, our controls over pricing were not designed effectively to provide reasonable assurance of the accuracy of revenue, as customer service representatives have the ability to change item prices and create invoices without review and approval by an independent authorized person. While this control deficiency did not result in any audit adjustments, this control deficiency could result in misstatements to the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management determined that this control deficiency constituted a material weakness and has determined that it continues to exist as of June 30, 2013.

Plan for Remediation of Material Weakness

In April 2013, we centralized our plastics pricing in one location and we believe that employees who are authorized to change prices in the master file are not authorized to create invoices and employees who are authorized to create invoices are not authorized to change prices in the master file. We are currently evaluating these system changes and are implementing security restrictions that are expected to be completed by December 31, 2013.

Changes in Internal Control over Financial Reporting

Other than noted below, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of June 30, 2013 management has excluded Ropak Packaging (Ropak), acquired January 18, 2013. The Company is currently assessing Ropak’s internal controls over financial reporting and expects the evaluation to be completed by the first anniversary of the acquisition as permitted under the rules of the Securities and Exchange Commission. Ropak’s total revenues for the six months ended June 30, 2013 represent approximately 19.7% of the Company’s consolidated revenue for the same period. Its excluded assets represent approximately 17.1% of the Company’s consolidated assets at June 30, 2013.

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

Subsequent to the acquisition of Ropak in January 2013, the Company began executing a plan to implement a new enterprise resource planning system (“ERP”) for all of its Ropak facilities that is the same ERP used by BWAY. The first Ropak facility went live in July 2013 and the implementation plan for the remaining Ropak facilities is expected to be completed by January 2014.

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

Item 6. Exhibits

Listing of Exhibits

Exhibit Number	Exhibit Description

10.1	Incremental Term Loan Commitment Agreement dated as of January 18, 2013, by and among BWAY Intermediate, BWAY Holding, as lead borrower, the Company and North America Packaging Corporation, as subsidiary borrowers, the lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as administrative agent and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Bank USA, as joint lead arrangers. (a)

10.2	Amendment No. 1 to the Credit Agreement dated as of January 18, 2013, by and among BWAY Holding, as lead borrower, certain domestic subsidiaries signatories thereto, as credit parties, BWAY Intermediate, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent and collateral agent. (a)

10.3	Stock Purchase Agreement by and among BWAY Corporation, LINPAC Finance Limited and LINPAC Group Limited dated as of November 30, 2012 (b)

31.1*	Certification required by Rule 13a-14(a) of Kenneth M. Roessler, President and Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Kenneth M. Roessler, President and Chief Executive Officer

32.2*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the interactive Data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(a)	Incorporated by reference to Form 8-K filed on November 8, 2012, file number 333-172764-01 (BWAY Intermediate).
(b)	Incorporated by reference to Form 10-Q filed on March 26, 2013, file number 333-172764-01 (BWAY Intermediate).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Intermediate Company, Inc.
(Registrant)

Date: August 14, 2013	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)