Form 10-Q
period 2013-09-30
BWAY INTERMEDIATE COMPANY, INC.
filed 2013-11-14
CIK 1500341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
________________________________________________

Commission File Number	Registrant and State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-172764-01	BWAY Intermediate Company, Inc. (Delaware) 8607 Roberts Drive, Suite 250 Atlanta, Georgia 30350-2237 (770) 645-4800	27-2594571
________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 14, 2013, there were 1,000 shares of common stock, $0.01 par value, outstanding, all of which were owned by BWAY Parent Company, Inc.

BWAY INTERMEDIATE COMPANY, INC.
Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2013

PART 1
FINANCIAL INFORMATION
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
BWAY Intermediate Company, Inc. and Subsidiaries

($ in millions, except per share data)	September 30, 2013	December 31, 2012 (Revised)
Assets
Current assets
Cash and cash equivalents	$28.5	$2.2
Accounts receivable, net of allowance for doubtful accounts of $0.8 at September 30, 2013 and $0.7 at December 31, 2012	179.0	102.3
Inventories	133.5	125.5
Other current assets	69.9	63.5
Total current assets	410.9	293.5
Property, plant and equipment, net	353.3	246.1
Goodwill	590.3	501.6
Other intangible assets, net	680.3	650.1
Deferred debt issuance costs	24.4	19.7
Other assets	6.3	4.1
Total assets	$2,065.5	$1,715.1
Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$107.0	$72.8
Other current liabilities	58.7	41.8
Current portion of long-term debt	7.3	4.7
Total current liabilities	173.0	119.3
Long-term debt	940.8	693.7
Deferred tax liabilities	345.3	284.2
Other liabilities	45.7	44.0
Total liabilities	1,504.8	1,141.2
Commitments and contingencies (Note 16)
Shareholder’s equity
Common stock, $0.01 par value, authorized 1,000 shares; issued and outstanding 1,000 shares at September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	571.3	578.1
Accumulated deficit	(9.9)	(5.3)
Accumulated other comprehensive (loss) income	(0.7)	1.1
Total shareholder’s equity	560.7	573.9
Total liabilities and shareholder’s equity	$2,065.5	$1,715.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor		Predecessor
($ in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net Sales	$364.4	$1,110.9	$292.0	$931.4
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	300.6	918.7	244.6	780.8
Depreciation and amortization	36.5	106.8	23.5	66.9
Selling and administrative	8.6	30.1	6.2	19.0
Restructuring	3.7	10.8	0.2	1.2
Interest	14.6	43.6	11.9	36.3
Business acquisition costs	0.5	5.6	0.1	0.3
Management fee	1.3	3.8	—	—
(Gain) loss on disposition of equipment	(0.7)	(0.9)	0.1	(9.8)
Other income	(0.8)	(1.7)	(1.8)	(2.1)
Total costs and expenses	364.3	1,116.8	284.8	892.6

Income (loss) before income taxes	0.1	(5.9)	7.2	38.8
Provision for (benefit from) income taxes	0.4	(1.3)	3.4	14.2

Net (loss) income	$(0.3)	$(4.6)	$3.8	$24.6

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$0.3	$(1.8)	$(0.6)	$(0.6)
Change in defined benefit liabilities, net	—	—	(0.3)	(0.3)
Comprehensive (loss) income	$—	$(6.4)	$2.9	$23.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor	Predecessor
($ in millions)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash Flows from Operating Activities
Net (loss) income	$(4.6)	$24.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	47.5	33.1
Amortization of other intangibles	59.3	33.8
Amortization of debt issuance costs	4.4	3.1
Amortization of debt (premium) discount, net	(2.2)	0.5
Non-cash charge related to increased inventory value	0.8	—
Net gain on disposition of equipment	(0.9)	(9.8)
Unrealized foreign currency gain	—	(1.5)
Deferred income taxes	—	(7.1)
Share-based compensation expense	—	1.1
Other	(0.4)	(0.2)
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(52.4)	(6.1)
Inventories	21.6	13.3
Accounts payable	23.4	56.9
Other assets	(0.1)	0.5
Accrued and other liabilities	5.9	8.4
Income taxes, net	13.2	11.4
Net cash provided by operating activities	115.5	162.0
Cash Flows from Investing Activities
Capital expenditures	(49.7)	(29.6)
Cash paid for acquisitions, net of cash acquired	(265.2)	(0.2)
Net proceeds from disposition of equipment	0.9	12.4
Other	—	(0.1)
Net cash used in investing activities	(314.0)	(17.5)
Cash Flows from Financing Activities
Proceeds from issuance of secured debt	261.0	—
Repayments of secured debt	(5.5)	(37.0)
Proceeds from revolving credit facilities borrowings	179.1	16.0
Repayments of revolving credit facilities borrowings	(182.7)	(33.5)
Principal repayments under capital lease obligations	(0.8)	(0.7)
Payment of debt issuance costs	(9.1)	—
Dividend to Parent	(17.1)	—
Net cash provided by (used in) financing activities	224.9	(55.2)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1
Net increase in cash and cash equivalents	26.3	89.4
Cash and cash equivalents, beginning of period	2.2	4.7
Cash and cash equivalents, end of period	$28.5	$94.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)
1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of BWAY Intermediate Company, Inc. (“BWAY Intermediate”) and its subsidiaries, each 100% owned, including BWAY Holding Company (“BWAY Holding”). All intercompany accounts and transactions have been eliminated in consolidation. Unless the context specifies otherwise, references to “the Company,” “we,” “us,” or “our,” relate to BWAY Intermediate and its subsidiaries on a consolidated basis. We reclassified certain prior period amounts, none of which were material individually or in total, to conform to the current period presentation.
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
Effective January 18, 2013, the Company consummated the acquisition of certain subsidiaries of LINPAC (See Note 3) that comprised LINPAC’s Ropak Packaging division (“Ropak”) pursuant to a definitive stock purchase agreement dated November 30, 2012 ("the Ropak Acquisition"). Ropak is a North American producer of rigid, plastic shipping containers serving the consumer goods, food processing, construction, dairy, petroleum and other industries. The Company recorded the assets and liabilities of Ropak at their estimated fair values as of the acquisition date, and the results of Ropak's operations and cash flows are included with those of the Company from the acquisition date forward for the three and nine month periods ended September 30, 2013.
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
Effective February 8, 2013, we changed our fiscal year end from September 30 to December 31. The accompanying unaudited condensed consolidated financial statements cover the predecessor period from January 1, 2012 to September 30, 2012 and the successor period from January 1, 2013 to September 30, 2013. Our 2013 fiscal year will cover the period from January 1, 2013 to December 31, 2013.
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
We have operations in the United States, Puerto Rico and Canada, and we sell primarily to customers located in these geographic markets. We report our operations in two business segments: metal packaging and plastic packaging. See Note 17, “Business Segments.”
Recently Issued Accounting Standards
Adopted
In February 2013, amendments to the existing accounting guidance were issued requiring the company to present, either on the face of the financial statements or in the notes, the effect of significant amounts reclassified in their entirety from each component of accumulated other comprehensive income into net income during the reporting period. For amounts not required to be reclassified in their entirety, the company is required to cross-reference to other disclosures that provide additional details about those reclassifications. The new guidance was effective for us on a prospective basis as of January 1, 2013 and did not have a material effect on our consolidated financial statements.
Not Yet Adopted

In July 2013, amendments to the existing accounting guidance were issued requiring that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to the deferred tax asset for a net operating loss carryforward, or similar tax loss, or a tax credit carryforward. This guidance will be effective for the Company in the first quarter of 2014, to be applied prospectively, and is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
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
Transaction and Financing Fees
In January 2013, the Company paid PE Advisors $5.0 million for transaction advisory services in connection with the Ropak Acquisition (as defined and discussed in Note 3, “Recent Acquisitions”). In May 2013, the company paid PE Advisors $5.0 million for financing advisory services in connection with the completion of a private placement offering of $285.0 million aggregate principal amount of 9.00%/9.75% senior PIK toggle notes due 2017 for one of our parent companies. These PIK toggle notes are not secured by our assets, and we are not a guarantor of the notes. This private placement offering is discussed and defined in Note 7, “Long-Term Debt”.
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
For the nine months ended September 30, 2013 and September 30, 2012, we increased shareholder’s equity by $10.3 million and $4.6 million, respectively, related to non-cash contributions from BWAY Parent in the form of income tax deductions utilized to reduce our taxable income.
Property, Plant and Equipment
As discussed in Note 2, 3, and 4, we have made revisions to the fair value estimates of property, plant and equipment acquired in the Platinum Merger and the Ropak Acquisition. These revisions consisted of changes to both the fair values and useful lives of substantially all items of property, plant and equipment, with related revisions to depreciation expense in previously reported periods. See Notes 2, 3, and 4 for additional discussion.
Subsequent Events

On November 1, 2013, BWAY Intermediate paid a dividend of approximately $15.9 million to BWAY Parent to be used for the semi-annual payment of interest on BWAY Parent's $335.0 million Senior PIK Notes due 2017 (See Note 7).

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
For a discussion of debt instruments used to fund the Platinum Merger, see Note 7, “Long-Term Debt.”

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
The following table summarizes the purchase price and allocation of the purchase price based on our determination of the fair value for the net assets acquired in the Platinum Merger:

Acquisition of Bway Parent
($ in millions)
Purchase Price
Merger consideration	$394.3
Seller expense	25.9
Debt repaid at closing	592.2
Total purchase price	$1,012.4

Purchase price allocation
Cash and cash equivalents	$12.7
Accounts receivable	125.7
Inventories	127.8
Other current assets	44.5
Property, plant and equipment	246.6
Other intangible assets:
Customer relationships	537.8
Trade names	122.8
Other assets	4.2
Unfavorable lease intangible liabilities	(2.6)
Current liabilities	(148.0)
Other liabilities	(42.6)
Deferred taxes, net	(290.5)
Fair value of $205.0 million senior notes assumed	(227.6)
Net assets acquired at fair value	510.8
Goodwill	501.6
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
The Company has allocated $122.8 million to trade names that have been determined to have indefinite lives. Management considered numerous factors in its determination to account for these assets as indefinite-lived intangible assets, including the current market position of the names as well as their recognition in the industry. Indefinite-lived intangible assets are not amortized, but are instead tested for impairment at least annually (more frequently if certain conditions are present).
Goodwill resulting from the Platinum Merger consists largely of value associated with the Company’s ability to generate future “free cash flow” and not otherwise associated with the other identified tangible or intangible assets. The goodwill recognized is not deductible for U.S. income tax purposes. The estimated useful life of the acquired customer relationships is 21 years.
For additional information related to the Company's estimates of the fair value of assets acquired and liabilities assumed in the Platinum Merger and revisions to those estimates subsequent to November 6, 2012, see Note 4 - Merger/Acquisition Measurement Period Revisions.

3. Recent Acquisitions
Financial information related to the following acquisition is included in these condensed consolidated financial statements from the applicable acquisition date. See “Business Combinations” under Note 2, “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in the Annual Report.
Ropak
On January 18, 2013, BWAY consummated the acquisition of certain subsidiaries of LINPAC (as defined below) that comprised LINPAC’s Ropak Packaging division (“Ropak”) pursuant to a definitive stock purchase agreement dated November 30, 2012 with LINPAC Finance Limited and LINPAC Group Limited, each a private limited company organized under the laws of England and Wales, (collectively, “LINPAC”), (the “Ropak Acquisition”). The aggregate purchase price for Ropak was $268.0 million in cash (subject to certain customary adjustments at and after closing). Ropak is a North American producer of rigid, plastic shipping containers serving the consumer goods, food processing, construction, dairy, petroleum and other industries. The Ropak Acquisition enhances the capabilities and scale of our plastic packaging segment.
In order to finance the Ropak Acquisition, we entered into an incremental term loan commitment agreement to borrow an additional $261.0 million of term loans under the 2012 Term Loan (as defined below)and increased the size of the ABL Facility by $50.0 million. BWAY used the net proceeds from the additional Term Loan borrowings and borrowed $20.0 million of the ABL Facility to finance in part the consideration paid in connection with the Ropak Acquisition and to pay fees and expenses related to the acquisition and the associated financings. The 2012 Term Loan and the ABL Facility are defined in Note 7, “Long-Term Debt.”
We have recorded the acquired net assets at fair value in accordance with applicable accounting guidance. We have allocated the purchase price based on our preliminary estimates of fair value. Our purchase price allocation is still under review by management and is subject to adjustment during the measurement period. However, certain third party valuation information that would enable management to make a final estimate of the fair value of certain assets, primarily related to property, plant and equipment and other intangible assets, has been finalized.

The following table summarizes our preliminary purchase price allocation for Ropak:

($ in millions)	Acquisition of Ropak
Preliminary purchase price	$268.0

Cash and cash equivalents	2.8
Accounts receivable	24.4
Inventories	30.7
Other current assets	4.8
Property, plant and equipment	106.7
Other intangible assets:
Customer relationships	81.7
Trade names	9.2
Other assets	2.1
Current liabilities	(22.0)
Other liabilities	(3.2)
Deferred taxes, net	(57.9)
Net assets acquired at fair value	179.3
Goodwill	88.7
$268.0
We have allocated the Ropak goodwill and intangible assets to the plastic packaging segment. Goodwill related to this acquisition consists largely of synergies and economies of scale expected from the integration of the acquired business into our existing operations. For U.S. income tax purposes, the acquisition is being treated as a stock purchase and, as such, goodwill recognized is not deductible for U.S. income tax purposes. We have estimated the useful life of trade names and customer relationships at 10 years and 19 years, respectively. See Note 9, “Goodwill and Other Intangible Assets.”
The amounts of net sales and net income of Ropak since the acquisition date included in the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2013 were approximately $85.5 million and $232.7 million, of net sales respectively, and $0.7 million and $7.2 million, of net income, respectively.
For additional information related to the Company's estimates of the fair value of assets acquired and liabilities assumed in the Ropak Acquisition and adjustments to those estimates subsequent to January 18, 2013, see Note 4 - Merger/Acquisition Measurement Period Adjustments.
Supplemental Pro Forma Information
The following unaudited pro forma financial information presents a summary of the Company’s consolidated net sales and net income for the three and nine months ended September 30, 2013 and September 30, 2012, respectively, as if the Platinum Merger and the Ropak Acquisition had occurred as of January 1, 2012.

	Successor		Predecessor
($ in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net sales	$364.4	$1,125.5	$367.2	$1,172.5
Net income	$1.5	$1.3	$1.1	$5.7
The unaudited pro forma financial information presented above has been prepared for comparative purposes only and includes certain adjustments to actual financial results, such as imputed interest cost, and estimated additional depreciation and amortization expense as a result of property, plant and equipment and intangible assets acquired. The pro forma information for the nine months ended September 30, 2013 includes $1.0 million of loss on extinguishment of debt related to the Platinum Merger that was recognized in the successor period ended December 31, 2012 and would have been recognized in the first period following the Platinum Merger. Also, as discussed above, Predecessor Company results for the nine months ended

September 30, 2012 have been adjusted to include non-recurring transaction costs of approximately $5.1 million, related to the Ropak Acquisition. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the Platinum Merger and the Ropak Acquisition taken place on the date indicated or the results of operations that may result in the future.

4. Merger/Acquisition Measurement Period Revisions
The Company has finalized its determination of the fair value of assets acquired and liabilities assumed in the Platinum Merger, and is continuing the process of finalizing the allocation of fair value of assets acquired and liabilities assumed in the Ropak Acquisition. The receipt of certain third party valuation information, however, has enabled management to finalize its estimates of the fair value of intangible assets and property, plant and equipment, their useful lives and related amortization and depreciation methods for the Ropak Acquisition. As a result, the fair value of such assets and resulting amortization and depreciation expense for previously reported periods has been revised and will be reported as a revision in subsequent filings with the Securities and Exchange Commission.
For the Platinum Merger, depreciation and amortization expense recorded in the transition period from November 6, 2012 to December 31, 2012 and the quarter ended March 31, 2013 were preliminary estimates determined in a manner consistent with similar transactions prior to the Platinum Merger. For the Ropak Acquisition, depreciation and amortization expense recorded in the quarters ended March 31, 2013 and June 30, 2013 were also preliminary estimates determined in a manner consistent with similar prior transactions. The table below shows the amounts previously reported and the revised amounts for all revisions including, but not limited to, the items discussed in Notes 2 and 3:

($ in millions)	As Originally Reported	As Revised	Change
Balance Sheet
Inventory
As of March 31, 2013	$145.6	$145.0	$(0.6)

Other current assets
As of December 31, 2012	$62.6	$63.5	$0.9
As of March 31, 2013	$75.8	$81.2	$5.4
As of June 30, 2013	$80.9	$82.1	$1.2

Property, plant and equipment, net
As of December 31, 2012	$278.6	$246.1	$(32.5)
As of March 31, 2013	$382.9	$349.8	$(33.1)
As of June 30, 2013	$350.3	$351.6	$1.3

Other intangible assets, net
As of December 31, 2012	$635.1	$650.1	$15.0
As of March 31, 2013	$708.4	$721.4	$13.0
As of June 30, 2013	$694.9	$701.1	$6.2

Goodwill
As of December 31, 2012	$491.0	$501.6	$10.6
As of March 31, 2013	$585.1	$590.1	$5.0
As of June 30, 2013	$596.2	$590.2	$(6.0)

Deferred tax liabilities
As of December 31, 2012	$290.6	$284.2	$(6.4)
As of March 31, 2013	$348.0	$344.7	$(3.3)
As of June 30, 2013	$340.8	$343.7	$2.9

Other liabilities
As of December 31, 2012	$43.3	$44.0	$0.7
As of March 31, 2013	$44.0	$44.5	$0.5
As of June 30, 2013	$46.0	$46.1	$0.1

Accumulated other comprehensive income (loss)
As of December 31, 2012	$0.5	$1.1	$0.6
As of March 31, 2013	$(0.3)	$0.3	$0.6

($ in millions)	As Originally Reported	As Revised	Change
Statement of Operations
Depreciation expense
Transition period November 6, 2012 through December 31, 2012	$6.3	$7.1	$0.8
Quarter ended March 31, 2013	$12.9	$14.9	$2.0
Quarter ended June 30, 2013	$16.4	$16.1	$(0.3)
Six months ended June 30, 2013	$31.1	$31.0	$(0.1)

Amortization expense
Transition period November 6, 2012 through December 31, 2012	$9.4	$10.4	$1.0
Quarter ended March 31, 2013	$10.7	$19.3	$8.6
Quarter ended June 30, 2013	$19.6	$20.0	$0.4
Six months ended June 30, 2013	$38.7	$39.3	$0.6

Income tax (benefit) expense
Transition period November 6, 2012 through December 31, 2012	$(14.2)	$(15.1)	$(0.9)
Quarter ended March 31, 2013	$—	$(3.5)	$(3.5)
Quarter ended June 30, 2013	$1.8	$1.7	$(0.1)
Six months ended June 30, 2013	$(1.5)	$(1.7)	$(0.2)

Net income (loss)
Transition period November 6, 2012 through December 31, 2012	$(4.4)	$(5.3)	$(0.9)
Quarter ended March 31, 2013	$2.6	$(4.5)	$(7.1)
Quarter ended June 30, 2013	$0.3	$0.3	$—
Six months ended June 30, 2013	$(4.0)	$(4.3)	$(0.3)

Comprehensive income (loss)
Transition period November 6, 2012 through December 31, 2012	$(3.9)	$(4.8)	$(0.9)
Quarter ended March 31, 2013	$1.8	$(5.3)	$(7.1)
Quarter ended June 30, 2013	$(1.0)	$(1.0)	$—
Six months ended June 30, 2013	$(6.1)	$(6.4)	$(0.3)

5. Inventories

	September 30, 2013	December 31, 2012
($ in millions)
Raw materials	$39.1	$36.9
Work in process	34.4	38.9
Finished goods	60.0	49.7
Total inventories	$133.5	$125.5
6. Other Current Assets and Liabilities

	September 30, 2013	December 31, 2012
($ in millions)
Other current assets
Income taxes receivable	$15.6	$17.0
Deferred tax assets	39.9	34.3
Other	14.4	12.2
Total other current assets	$69.9	$63.5
Other current liabilities
Accrued salaries and wages	$17.6	$9.7
Accrued interest	8.8	2.6
Accrued rebates	7.2	7.5
Self-insurance	12.8	11.5
Other	12.3	10.5
Total other current liabilities	$58.7	$41.8
7. Long-Term Debt
The weighted-average interest rate on outstanding variable rate term loan borrowings at both September 30, 2013 and December 31, 2012 was 4.5%. The current portion of long-term debt represents required repayments with due dates occurring in the twelve months subsequent to the balance sheet date.
During the nine months ended September 30, 2013, we made repayments of $5.5 million on the 2012 Term Loan (as defined below). In January 2013, we borrowed an additional $261.0 million on the 2012 Term Loan related to the Ropak Acquisition, as further discussed below.
Notwithstanding the new debt instruments discussed below, see Note 7, “Long-Term Debt,” of Notes to Consolidated Financial Statements included in the Annual Report for additional information regarding the terms of our long-term debt, including covenant limitations, events of default and dividend restrictions.
Outstanding Long-Term Debt

	September 30, 2013	December 31, 2012
($ in millions)
2012 Term Loan, net of discount of $1.9 million and $2.3 million, at September 30, 2013 and December 31, 2012, respectively	$723.6	$467.7
$205.0 million 10% senior notes due June 2018, including a premium of $19.5 and $22.1, at September 30, 2013 and December 31, 2012, respectively	224.5	227.1
Revolving credit facility borrowings	—	3.6
Total long-term debt	948.1	698.4
Less: current portion of long-term debt	(7.3)	(4.7)
Long-term debt, net of current maturities	$940.8	$693.7

($ in millions)
Year ending December 31:
2013 (remainder)	$1.8
2014	7.3
2015	7.3
2016	7.3
2017	701.8
Thereafter	205.0
Total future scheduled maturities of long-term debt	$930.5

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
As of September 30, 2013, BWAY Holding was in compliance with applicable covenants related to the 2018 Notes.
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
As of September 30, 2013, there were outstanding standby letters of credit of $9.0 million which reduced available ABL Facility borrowings to $171.6 million. There were no outstanding revolver borrowings at September 30, 2013. As of September 30, 2013, the weighted average interest rate on outstanding ABL borrowings was 3.8%.
We are required to test BWAY Intermediate’s fixed charge ratio (as defined in the credit agreement) when availability under the ABL Facility is less than the greater of 10% of the commitments under the new ABL facility and $14.0 million. For the period ended September 30, 2013, our availability under the ABL Facility did not require us to test the fixed charge ratio.
Debt Issuance Costs
During the nine months ended September 30, 2013, we incurred debt issuance costs of $9.1 million related to the additional term loan and ABL Facility borrowings as a result of the Ropak Acquisition. We are amortizing debt issuance costs utilizing the effective yield method. As of September 30, 2013 and December 31, 2012, unamortized debt issuance costs on long-term debt were $24.4 million and $19.7 million, respectively.
Parent Company Debt
On November 5, 2012, BWAY Parent issued the 2017 PIK Notes ($335.0 million aggregate principal amount of 9.50%/10.25% Senior PIK Toggle Notes due 2017). Interest on the notes is payable each May 1 and November 1 through maturity on November 1, 2017. We are not a party to the indenture nor have we guaranteed the notes. As such, we have not included the debt in our consolidated financial statements. However, subject to limitations in our debt agreements regarding payments to our immediate parent, BWAY Parent will require us to dividend funds so that BWAY Parent may pay cash interest on the 2017 PIK

Notes. The first interest payment of $15.6 million was paid May 1, 2013 and subsequent semi-annual interest payments of $15.9 million will be payable semi-annually to November 1, 2017. If we are limited in our ability to fund cash interest payments on the 2017 PIK Notes, then such interest payments will be paid-in-kind through the issuance of additional notes (“PIK Interest”).
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
8.    Fair Value of Financial Instruments
For a description on how we estimated fair value, see “Fair Value Measures” under Note 2, “Summary of Significant Accounting Policies” of notes to the Consolidated Financial Statements included in the annual report.
Financial instruments include cash and cash equivalents, accounts receivable and payable, deferred compensation plan assets (see Note 11) and debt instruments. Due to their short-term maturities, we believe the fair values of cash and cash equivalents, if any, accounts receivable and accounts payable, are equal to their carrying value.
The carrying amount and estimated fair value of deferred compensation plan assets as of September 30, 2013 was $2.0 million. These plan assets were acquired in conjunction with the Ropak Acquisition and as such we did not have deferred compensation plan assets in the same period in 2012 (see Note 11). We estimated fair value for the deferred compensation plan assets based on quoted market prices, which we have categorized within Level 2 of the GAAP fair value hierarchy.
The carrying amount and estimated fair value of long-term debt was $948.1 million and $968.3 million, respectively, as of September 30, 2013 and $698.4 million and $702.3 million, respectively, as of December 31, 2012. We estimated fair value for other debt instruments based on quoted market prices in the secondary credit market, which we have categorized within Level 2 of the GAAP fair value hierarchy.
9. Goodwill and Other Intangible Assets
Goodwill

	Metal Packaging	Plastic Packaging	Total
($ in millions)
Balance, December 31, 2012 (Revised)	$451.8	$49.8	$501.6
Acquisitions	—	88.7	88.7
Balance, September 30, 2013	$451.8	$138.5	$590.3

Other Intangible Assets

	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total
($ in millions)
September 30, 2013
Finite-lived intangible assets
Customer relationships	21	$619.1	$(69.5)	$549.6
Trade names	10	9.2	(1.6)	7.6
Favorable lease agreements	4	0.4	(0.1)	0.3
Indefinite-lived intangible assets
Trade names	n/a	122.8	—	122.8
Total other intangible assets		$751.5	$(71.2)	$680.3
December 31, 2012 (Revised)
Finite-lived intangible assets
Customer relationships	21	$537.4	$(10.5)	$526.9
Favorable lease agreements	4	0.4	—	0.4
Indefinite-lived intangible assets
Trade names	n/a	122.8	—	122.8
Total other intangible assets		$660.6	$(10.5)	$650.1
Our expected future amortization expense related to finite-lived intangible assets:

($ in millions)	Future Amortization
Year ending December 31:
2013 (remainder)	$17.8
2014	69.3
2015	61.3
2016	54.0
2017	48.7
Thereafter	306.4
Total	$557.5
10. Income Taxes
The effective income tax rate for the three months ended September 30, 2013 was not meaningful due to a negligible amount of income before income taxes. For the nine month period ended September 30, 2013, the effective income tax rate was 22.0%. Comparatively, the Company's effective tax rates were 47.2% and 36.6% for the three and nine months ended September 30, 2012, respectively. The effective income tax rate for the nine months ended September 30, 2013 differed from the statutory rate primarily due to a foreign loss for which no income tax benefit could be taken. Additionally, during the period ended March 31, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively extended several income tax provisions, including the R&D credit. Due to our ability to claim the benefit related to the 2012 and 2013 R&D credit, this enactment impacted the difference in the effective tax rate versus the statutory rate for the three and nine months ended September 30, 2013. The effective tax rates for the three and nine months ended September 30, 2012 were higher than the statutory tax rate as a result of a deferred tax rate adjustment related to a 2012 change in the rate of corporate income taxation in the state of Michigan.
Prior years' unrecognized tax benefits increased by $0.6 million during the quarter ended September 30, 2013.

Deferred tax liabilities increased $61.1 million from December 31, 2012 to $345.3 million as of September 30, 2013. The increase is primarily related to increased intangible asset values resulting from the preliminary purchase price allocation for the Ropak Acquisition.
11. Employee Benefit Obligations
Employee Benefit Obligation Liabilities
Employee benefit obligations as of the dates indicated were:

	September 30, 2013	December 31, 2012 (Revised)
($ in millions)
Employee benefit obligation liabilities
Defined benefit pension plans	$10.9	$13.0
Retiree medical and other postretirement benefits	7.8	7.8
Deferred compensation plans	8.2	6.7
Total employee benefit obligation liabilities	$26.9	$27.5
Employee benefit obligation liabilities by financial statement line item
Other current liabilities	$1.2	$1.2
Other liabilities	25.7	26.3
Total employee benefit obligation liabilities	$26.9	$27.5
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the periods indicated were:

	Successor		Predecessor
($ in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Defined benefit pension plans
Interest cost	$0.4	$1.1	$0.4	$1.1
Expected return on plan assets	(0.5)	(1.3)	(0.3)	(1.0)
Amortization of actuarial costs	—	—	—	0.1
	$(0.1)	$(0.2)	$0.1	$0.2
Other benefits
Interest cost	$0.1	$0.2	$0.1	$0.3
Total net periodic benefit cost	$—	$—	$0.2	$0.5
Multiemployer Pension Liabilities
At September 30, 2013 and December 31, 2012, we had accrued pension withdrawal liabilities of $4.1 million and $4.2 million related to multiemployer pension plans that covered certain union employees at our former Franklin Park, Illinois facility, which we closed in 2008.
Deferred Compensation Plans
The Company maintains several deferred compensation plans (“DCP”) including two separate plans acquired as a result of the Ropak Acquisition primarily for certain former Ropak employees. As of September 30, 2013, the underlying plan assets set aside for these plan liabilities was $2.0 million. The DCP assets set aside for the plan were primarily comprised of mutual funds and are included in other assets and the DCP liabilities are included in other liabilities in the consolidated balance sheets.
12. Restructuring

In 2013, we announced the planned closure of certain legacy BWAY facilities in our plastic packaging segment and the closure of the Ropak administrative facility in connection with the Ropak Acquisition. The cessation of operations at these facilities was substantially completed as of September 30, 2013. During the three months ended September 30, 2013, the Company announced a northeast metal plant consolidation which will result in the closure of one facility. During the three and nine months ended September 30, 2013, we expensed $3.7 million and $10.8 million, respectively, primarily related to severance and benefits for terminated employees, and for facility holding and closure costs in connection with closing these facilities.
For a summary of our other on-going restructuring initiatives, see Note 16, “Restructuring,” of Notes to Consolidated Financial Statements included in the Annual Report.
Restructuring liabilities by reportable segment

($ in millions)	Metal Packaging Segment	Plastic Packaging Segment	Corporate Unallocated	Total
Balance, December 31, 2012	$4.7	$0.1	$—	$4.8
Restructuring expense	1.5	8.6	0.7	10.8
Expenditures, net	(0.4)	(6.2)	(0.7)	(7.3)
Balance, September 30, 2013	$5.8	$2.5	$—	$8.3
Restructuring liabilities by major type of cost

($ in millions)	Severance and Benefits	Facility Closure	Pension Withdrawal Liability	Total
Balance, December 31, 2012	$—	$0.5	$4.3	$4.8
Restructuring expense	4.6	6.2	—	10.8
Expenditures, net	(3.4)	(3.7)	(0.2)	(7.3)
Balance, September 30, 2013	$1.2	$3.0	$4.1	$8.3
Restructuring liabilities by balance sheet line item

($ in millions)	September 30, 2013	December 31, 2012
Current liabilities	$2.8	$0.7
Other liabilities	5.5	4.1
	$8.3	$4.8

13. Shareholder’s equity
Statements of shareholder’s equity

($ in millions, except share data)	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012 (Revised)	1,000	$—	$578.1	$(5.3)	$1.1	$573.9
Non-cash contributions by BWAY Parent	—	—	10.3	—	—	10.3
Net loss	—	—	—	(4.6)	—	(4.6)
Other comprehensive loss	—	—	—	—	(1.8)	(1.8)
Dividend paid to Parent	—	—	(17.1)	—	—	(17.1)
Balance, September 30, 2013	1,000	$—	$571.3	$(9.9)	$(0.7)	$560.7
Dividend Restrictions
Our ability to pay dividends to BWAY Parent is limited by certain restrictive covenants in our debt agreements.
Accumulated Other Comprehensive (Loss) Income Information
The components of accumulated other comprehensive (loss) income as of the dates indicated and the change during the period were:

($ in millions)	Pension and other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive (loss) income
Balance, December 31, 2012 (Revised)	$0.6	$0.5	$1.1
Change	—	(1.8)	(1.8)
Balance, September 30, 2013	$0.6	$(1.3)	$(0.7)
14. Share-Based Compensation
Prior to the Platinum Merger, certain members of management were participants in a share-based compensation plan, which we describe in Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements included in the Annual Report. There were no grants under the plan from October 1, 2012 until the plan was terminated effective November 5, 2012.
The following table summarizes share-based compensation expense by financial statement line item for the three and nine months ended September 30, 2012. There was no share-based compensation expense for the three or nine month periods ending September 30, 2013.

	Predecessor
($ in millions)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Share-based compensation expense
Cost of products sold (excluding depreciation and amortization)	$0.1	$0.3
Selling and administrative expense	0.2	0.8
Total share-based compensation expense	$0.3	$1.1
Share-based compensation expense is included in corporate undistributed expenses in the business segment disclosure in Note 17, “Business Segments.”

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
There are two “qualifying events” defined in the Participation Plan: (1) A “qualifying sale event” in which there is a sale of some or all of the stock of BWAY Parent then held by BWAY Parent’s principal shareholders and (2) A “qualifying distribution” in which BWAY Parent pays a cash dividend to its principal shareholders. Upon the occurrence of a qualifying event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Participation Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until a qualifying event occurs. Upon termination, with or without cause, units are forfeited, except in the case of death, as described in the Participation Plan. We are accounting for this plan in accordance with ASC Topic 718, Compensation—Stock Compensation. Since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized to date. The fair value of the performance units are based upon cash dividends to and net proceeds from sales of common stock of BWAY Parent by its principal shareholders through the end of each period that have occurred or are probable. The fair value of the performance units on their grant date in 2013 and at September 30, 2013 was zero.
15. Supplemental Cash Flow Disclosures

	Successor	Predecessor
($ in millions)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash interest paid, net	$35.2	$24.4
Cash income taxes (refunded) paid, net	$(11.5)	$11.0

	Successor	Predecessor
($ in millions)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Non-cash investing and financing activities
Acquisitions accounted for under the acquisition method:
Fair value of assets acquired	$351.1	$0.2
Liabilities assumed	(83.1)	—
Net assets acquired	$268.0	$0.2

Amounts owed for capital expenditures	$0.8	$0.8
Assets acquired through capital leases	$0.2	$0.2
Non-cash contribution by BWAY Parent (1)	$10.3	$4.6

(1)	See “Related Party Transactions” under Note 1, “General.”
16. Commitments and Contingencies
For additional information on commitments and contingencies, see Note 18, “Commitments and Contingencies” of Notes to Consolidated Financial Statements included in the Annual Report.
We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We believe that the resolution of environmental matters, individually or in the aggregate, materially in excess of amounts accrued, is not reasonably possible. As of September 30, 2013 and December 31, 2012, we had accrued $0.6 million related to environmental liabilities. Our environmental accrual is an estimate and future expenditures may exceed our estimate. Environmental related liabilities are included in the other current liabilities line item in the condensed consolidated balance sheets. We do not expect to incur material capital expenditures for environmental control projects in the next 12 months.
The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers' compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. As of September 30, 2013 and December 31, 2012, we had accrued $12.8 million and $11.5 million, respectively, related to these self-insurance liabilities, which are included in other current liabilities in the consolidated balance sheets.
We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial position, results of operations or cash flows. As of September 30, 2013 and December 31, 2012, we had accrued liabilities related to pending litigation matters of $0.3 million and $0.4 million, respectively, which were included in the other current liabilities line item in the condensed consolidated balance sheets.
Lead Pigment and Lead Paint Litigation
Wisconsin Personal Injury Lawsuits
Armstrong Containers, Inc. (“Armstrong”), a subsidiary of the Company, was named as an alleged successor-in-interest in over thirty lead paint related personal injury lawsuits in Wisconsin. As of September 30, 2013, all but eight of the lawsuits have been dismissed with prejudice.
The amount of each claim pending is unknown and no cases to date have been settled.
Each lawsuit served upon Armstrong has been tendered to Armstrong’s insurers, for which Armstrong had insurance policies in place during the potentially relevant period. Various insurers are participating in the defense of the cases.
Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to estimate a range of possible losses or the likelihood that any particular loss amount will be incurred in connection with this litigation. As of September 30, 2013, we had not accrued any amounts for lead paint related personal injury claims.
17. Business Segments
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
The following tables set forth certain financial information attributable to our business segments for the periods indicated:

	Successor		Predecessor
($ in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net Sales (1)
Metal packaging	$177.3	$549.8	$182.7	$572.5
Plastic packaging	187.1	561.1	109.3	358.9
Consolidated net sales	$364.4	$1,110.9	$292.0	$931.4
Segment earnings (2)
Metal packaging	$40.2	$119.8	$37.1	$119.5
Plastic packaging	20.0	59.7	7.7	22.6
Segment earnings	$60.2	$179.5	$44.8	$142.1
Reconciliation of segment earnings to income (loss) before taxes
Segment earnings	$60.2	$179.5	$44.8	$142.1
Depreciation and amortization expense	36.5	106.8	23.5	66.9
Corporate undistributed expenses (3)	5.0	17.4	3.6	10.5
Other undistributed expenses (4)	18.6	61.2	10.5	25.9
Income (loss) before income taxes	$0.1	$(5.9)	$7.2	$38.8
Depreciation and amortization
Metal packaging	$23.0	$68.6	$12.6	$36.8
Plastic packaging	12.3	34.5	9.8	26.9
Segment depreciation and amortization	35.3	103.1	22.4	63.7
Corporate	1.2	3.7	1.1	3.2
Consolidated depreciation and amortization	$36.5	$106.8	$23.5	$66.9
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
(4) Other undistributed expenses not allocated to segments include the following: certain restructuring expenses, interest expense, business acquisition costs, management fee expense, gain on disposition of equipment, and other expense/income.
The following table sets forth total assets attributable to our business segments as of the dates indicated:

($ in millions)	September 30, 2013	December 31, 2012 (Revised)
Total assets
Metal packaging	$1,230.7	$1,301.1
Plastic packaging	510.4	206.3
Segment total assets	1,741.1	1,507.4
Corporate	324.4	207.7
Total assets	$2,065.5	$1,715.1

The following table sets forth the percentage of net sales by customer geographic location for the periods indicated:

	Successor		Predecessor
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Consolidated net sales
United States	89%	89%	93%	92%
Canada	10	10	6	7
Other	1	1	1	1
Total	100%	100%	100%	100%

Metal packaging net sales
United States	92%	91%	93%	92%
Canada	7	8	6	7
Other	1	1	1	1
Total	100%	100%	100%	100%

Plastic packaging net sales
United States	87%	86%	93%	93%
Canada	13	13	7	7
Other	—	1	—	—
Total	100%	100%	100%	100%
18.    Supplemental Guarantor Subsidiaries Information
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
In the following tables, we present consolidating supplemental financial information for BWAY Holding (issuer of the 2018 Notes), BWAY Intermediate (parent guarantor of the issuer), BWAY Holding’s domestic guarantor subsidiaries and the non-guarantor subsidiary together with eliminations as of and for the periods indicated. As discussed immediately after the following tables, we have revised the presentation of certain historical debt transactions in comparative prior period tables below (where noted) as compared to its original presentation.
We have prepared the following information using the equity method of accounting and certain financing arrangements have been pushed down through intercompany transactions including third party debt, debt issue costs, and related interest expense to BWAY. For example, interest expense associated with the debt of BWAY Holding is included in the interest expense of its guarantor subsidiaries, which are paying the interest. In addition, we have pushed-down the benefit from income taxes associated with BWAY Holding’s debt to the guarantor subsidiaries. The amounts pushed-down to the subsidiaries are reflected in the parent entity’s equity in income or loss of subsidiaries.

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)
Supplemental Unaudited Condensed Consolidating Balance Sheet
As of September 30, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$—	$22.7	$5.8	$—	$28.5
Accounts receivable, net	—	—	157.6	21.4	—	179.0
Inventories	—	—	117.6	15.9	—	133.5
Other current assets	—	—	70.0	(0.1)	—	69.9
Total current assets	—	—	367.9	43.0	—	410.9
Property, plant and equipment	—	—	329.7	23.6	—	353.3
Goodwill	—	—	590.3	—	—	590.3
Other intangible assets, net	—	—	672.2	8.1	—	680.3
Deferred debt issuance costs	—	24.4	—	—	—	24.4
Other assets	—	—	6.2	0.1	—	6.3
Related party note receivable	—	—	35.0	—	(35.0)	—
Intercompany	—	956.9	26.3	—	(983.2)	—
Investment in subsidiaries	560.7	560.7	17.3	—	(1,138.7)	—
Total assets	$560.7	$1,542.0	$2,044.9	$74.8	$(2,156.9)	$2,065.5
Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$—	$—	$92.1	$14.9	$—	$107.0
Other current liabilities	—	8.8	46.3	3.6	—	58.7
Current portion of long-term debt	—	7.3	—	—	—	7.3
Total current liabilities	—	16.1	138.4	18.5	—	173.0
Long-term debt	—	940.8	—	—	—	940.8
Related party note payable	—	—	—	35.0	(35.0)	—
Deferred income taxes	—	—	345.1	0.2	—	345.3
Intercompany	—	24.4	956.9	1.9	(983.2)	—
Other liabilities	—	—	43.8	1.9	—	45.7
Total shareholder’s equity	560.7	560.7	560.7	17.3	(1,138.7)	560.7
Total liabilities and shareholder’s equity	$560.7	$1,542.0	$2,044.9	$74.8	$(2,156.9)	$2,065.5

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)
Supplemental Unaudited Condensed Consolidating Balance Sheet
As of December 31, 2012 (Revised)

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$0.5	$1.7	$—	$2.2
Accounts receivable, net	—	—	98.9	3.4	—	102.3
Inventories	—	—	122.9	2.6	—	125.5
Other current assets	—	—	62.4	1.1	—	63.5
Total current assets	—	—	284.7	8.8	—	293.5
Property, plant and equipment	—	—	241.1	5.0	—	246.1
Goodwill	—	—	501.6	—	—	501.6
Other intangible assets, net	—	—	640.8	9.3	—	650.1
Deferred debt issuance costs	—	19.7	—	—	—	19.7
Other assets	—	—	4.1	—	—	4.1
Related party note receivable	—	—	35.0	—	(35.0)	—
Intercompany	—	701.0	20.0	0.3	(721.3)	—
Investment in subsidiaries	573.9	573.9	(16.2)	—	(1,131.6)	—
Total assets	$573.9	$1,294.6	$1,711.1	$23.4	$(1,887.9)	$1,715.1
Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$—	$—	$69.7	$3.1	$—	$72.8
Other current liabilities	—	2.6	38.1	1.1	—	41.8
Current portion of long-term debt	—	4.7	—	—	—	4.7
Total current liabilities	—	7.3	107.8	4.2	—	119.3
Long-term debt	—	693.7	—	—	—	693.7
Related party note payable	—	—	—	35.0	(35.0)	—
Deferred tax liabilities	—	—	284.2	—	—	284.2
Intercompany	—	19.7	701.3	0.3	(721.3)	—
Other liabilities	—	—	43.9	0.1	—	44.0
Total shareholder’s equity	573.9	573.9	573.9	(16.2)	(1,131.6)	573.9
Total liabilities and shareholder’s equity	$573.9	$1,294.6	$1,711.1	$23.4	$(1,887.9)	$1,715.1

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)
Supplemental Unaudited Condensed Consolidating
Statement of Operations and Comprehensive Income Information
For the three months ended September 30, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$327.1	$37.3	$—	$364.4
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	268.0	32.6	—	300.6
Depreciation and amortization	—	—	34.5	2.0	—	36.5
Selling and administrative	—	—	7.9	0.7	—	8.6
Restructuring	—	—	2.5	1.2	—	3.7
Interest	—	14.5	0.1	—	—	14.6
Related party interest (income) expense	—	(14.5)	14.0	0.5	—	—
Business acquisition costs	—	—	0.5	—	—	0.5
Management fee	—	—	1.3	—	—	1.3
Gain on disposition of equipment	—	—	(0.7)	—	—	(0.7)
Other (income) expense	—	—	(0.7)	(0.1)	—	(0.8)
Total costs and expenses	—	—	327.4	36.9	—	364.3
Income before income taxes	—	—	(0.3)	0.4	—	0.1
Provision for income taxes	—	—	(0.4)	0.8	—	0.4
Equity in income (loss) of subsidiaries	(0.3)	(0.3)	(0.4)	—	1.0	—
Net income (loss)	$(0.3)	$(0.3)	$(0.3)	$(0.4)	$1.0	$(0.3)
Comprehensive (loss) income	$—	$—	$—	$(0.1)	$0.1	$—

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)
Supplemental Unaudited Condensed Consolidating Statement of
Operations and Comprehensive Income Information
For the nine months ended September 30, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$1,000.6	$110.3	$—	$1,110.9
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	824.2	94.5	—	918.7
Depreciation and amortization	—	—	100.4	6.4	—	106.8
Selling and administrative	—	—	27.6	2.5	—	30.1
Restructuring	—	—	6.8	4.0	—	10.8
Interest	—	43.1	0.5	—	—	43.6
Related party interest (income) expense	—	(43.1)	41.5	1.6	—	—
Business acquisition costs	—	—	5.6	—	—	5.6
Management fee	—	—	3.8	—	—	3.8
Gain on disposition of equipment	—	—	(0.9)	—	—	(0.9)
Other (income) expense	—	—	(1.2)	(0.5)	—	(1.7)
Total costs and expenses	—	—	1,008.3	108.5	—	1,116.8
(Loss) income before income taxes	—	—	(7.7)	1.8	—	(5.9)
Provision for (benefit from) income taxes	—	—	(3.9)	2.6	—	(1.3)
Equity in income (loss) of subsidiary	(4.6)	(4.6)	(0.8)	—	10.0	—
Net income (loss)	$(4.6)	$(4.6)	$(4.6)	$(0.8)	$10.0	$(4.6)
Comprehensive income (loss)	$(6.4)	$(6.4)	$(6.4)	$(2.6)	$15.4	$(6.4)
BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)
Supplemental Unaudited Condensed Consolidating Statement of
Operations and Comprehensive Income Information
For the three months ended September 30, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$283.9	$8.1	$—	$292.0
Cost and expenses
Cost of products sold (excluding depreciation and amortization	—	—	237.7	6.9	—	244.6
Depreciation and amortization	—	—	22.6	0.9	—	23.5
Selling and administrative	—	—	6.0	0.2	—	6.2
Restructuring	—	—	0.2	—	—	0.2
Interest	—	10.9	0.5	0.5	—	11.9
Related party interest (income) expense	—	(10.9)	10.9	—	—	—
Business acquisition costs	—	—	0.1	—	—	0.1
Gain on sale of equipment	—	—	0.1	—	—	0.1
Other (income) expense	—	—	(0.4)	(1.4)	—	(1.8)
Total costs and expenses	—	—	277.7	7.1	—	284.8
(Loss) income before income taxes	—	—	6.2	1.0	—	7.2
Provision for (benefit from) income taxes	—	—	3.4	—	—	3.4
Equity in income (loss) of subsidiaries	3.8	3.8	1.0	—	(8.6)	—
Net income (loss)	$3.8	$3.8	$3.8	$1.0	$(8.6)	$3.8
Comprehensive income (loss)	$2.9	$2.9	$2.9	$0.4	$(6.2)	$2.9

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)
Supplemental Unaudited Condensed Consolidating Statement of
Operations and Comprehensive Income Information
For the nine months ended September 30, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$905.9	$25.5	$—	$931.4
Cost and expenses
Cost of products sold (excluding depreciation and amortization	—	—	758.3	22.5	—	780.8
Depreciation and amortization	—	—	64.2	2.7	—	66.9
Selling and administrative	—	—	18.3	0.7	—	19.0
Restructuring	—	—	1.1	0.1	—	1.2
Interest	—	33.8	1.1	1.4	—	36.3
Related party interest (income) expense	—	(33.8)	33.8	—	—	—
Business acquisition costs	—	—	0.3	—	—	0.3
Gain on disposition of equipment	—	—	(9.8)	—	—	(9.8)
Other (income) expense	—	—	(0.9)	(1.2)	—	(2.1)
Total costs and expenses	—	—	866.4	26.2	—	892.6
(Loss) income before income taxes	—	—	39.5	(0.7)	—	38.8
Provision for income taxes	—	—	14.2	—	—	14.2
Equity in income (loss) of subsidiaries	24.6	24.6	(0.7)	—	(48.5)	—
Net income (loss)	$24.6	$24.6	$24.6	$(0.7)	$(48.5)	$24.6
Comprehensive income (loss)	$23.7	$23.7	$23.7	$(1.3)	$(46.1)	$23.7

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)
Supplemental Unaudited Condensed Consolidating Statement of
Cash Flows Information
For the nine months ended September 30, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$108.1	$7.4	$—	$115.5
Cash Flows from Investing Activities
Capital expenditures	—	—	(46.5)	(3.2)	—	(49.7)
Cash paid for acquisitions, net of cash acquired	—	—	(265.2)	—	—	(265.2)
Net proceeds from disposition of equipment	—	—	0.9	—	—	0.9
Return of equity from subsidiaries	17.1	17.1	—	—	(34.2)	—
Change in intercompany	—	(242.8)	—	—	242.8	—
Net cash provided by (used in) investing activities	17.1	(225.7)	(310.8)	(3.2)	208.6	(314.0)
Cash Flows from Financing Activities
Proceeds from issuance of secured debt	—	261.0	—	—	—	261.0
Repayments of secured debt	—	(5.5)	—	—	—	(5.5)
Proceeds from revolving credit facility borrowings	—	179.1	—	—	—	179.1
Repayments of revolving credit facility borrowings	—	(182.7)	—	—	—	(182.7)
Principal payments under capital lease obligations	—	—	(0.8)	—	—	(0.8)
Payment of debt issuance costs	—	(9.1)	—	—	—	(9.1)
Dividend to Parent	(17.1)	(17.1)	(17.1)	—	34.2	(17.1)
Change in intercompany	—	—	242.8	—	(242.8)	—
Net cash (used in) provided by financing activities	(17.1)	225.7	224.9	—	(208.6)	224.9
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)
Net increase in cash and cash equivalents	—	—	22.2	4.1	—	26.3
Cash and cash equivalents, beginning of period	—	—	0.5	1.7	—	2.2
Cash and cash equivalents, end of period	$—	$—	$22.7	$5.8	$—	$28.5

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)
Supplemental Unaudited Condensed Consolidating Statement of
Cash Flows Information
For the nine months ended September 30, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$—	$158.2	$3.8	$—	$162.0
Cash flows from investing activities
Capital expenditures	—	—	(29.0)	(0.6)	—	(29.6)
Cash paid for acquisitions, net of cash acquired	—	—	(0.2)	—	—	(0.2)
Net proceeds from disposition of equipment	—	—	12.4	—	—	12.4
Other	—	—	(0.1)	—	—	(0.1)
Change in intercompany	—	53.0	—	—	(53.0)	—
Net cash provided by (used in) investing activities	—	53.0	(16.9)	(0.6)	(53.0)	(17.5)
Cash flows from financing activities
Repayments of secured debt	—	(35.5)	—	(1.5)	—	(37.0)
Proceeds from revolving credit facility borrowings	—	16.0	—	—	—	16.0
Repayments from revolving credit facility borrowings	—	(33.5)	—	—	—	(33.5)
Principal repayments under capital lease obligations	—	—	(0.7)	—	—	(0.7)
Change in intercompany	—	—	(53.0)	—	53.0	—
Net cash used in financing activities	—	(53.0)	(53.7)	(1.5)	53.0	(55.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.1	—	0.1
Net increase in cash and cash equivalents	—	—	87.6	1.8	—	89.4
Cash and cash equivalents, beginning of period	—	—	3.1	1.6	—	4.7
Cash and cash equivalents, end of period	$—	$—	$90.7	$3.4	$—	$94.1

In the second quarter of 2013, we revised the presentation of certain intercompany debt related transactions between the issuer and guarantor subsidiaries within the Condensed Consolidating Balance Sheet as of December 31, 2012. Additionally, we revised the presentation of a debt balance between guarantor and nonguarantor subsidiaries as intercompany on the Condensed Consolidating Balance Sheet as of December 31, 2012. The revisions to this supplemental information did not impact any amounts reported in our previously issued Consolidated Balance Sheet. In accordance with applicable accounting guidance, we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements. As comparative prior period supplemental guarantor subsidiaries financial information is presented in future filings, we will similarly revise such prior period information.
The table below presents, for each line item of the Condensed Consolidating Balance Sheet as of December 31, 2012 that we revised, a comparison of the adjusted balance with the originally reported balance. The adjusted balances below do not include certain other adjustments reflected in our Condensed Consolidating Balance sheet as of December 31, 2012 above, but include only those amounts in the previously reported supplemental disclosure that were directly impacted by the change in presentation.

As of December 31, 2012

	BWAY Intermediate (Parent)		BWAY Holding (Issuer)		Guarantor Subsidiaries		Non Guarantor Subsidiaries		Eliminations
($ in millions)	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Balance Sheet
Assets
Deferred debt issuance costs	$—	$—	$—	$19.7	$19.7	$—	$—	$—	$—	$—
Other assets	$—	$—	$—	$—	$39.1	$4.1	$—	$—	$(35.0)	$—
Related party note receivable	$—	$—	$—	$—	$—	$35.0	$—	$—	$—	$(35.0)
Intercompany	$—	$—	$699.3	$701.0	$—	$20.0	$0.3	$0.3	$(699.6)	$(721.3)
Investment in subsidiaries	$574.2	$573.9	$574.2	$573.9	$(16.2)	$(16.2)	$—	$—	$(1,132.2)	$(1,131.6)

Liabilities and
Shareholder's Equity
Current liabilities
Other current liabilities	$—	$—	$0.9	$2.6	$39.5	$38.1	$1.4	$1.1	$—	$—
Long-term debt	$—	$—	$693.7	$693.7	$—	$—	$35.0	$—	$(35.0)	$—
Related party note payable	$—	$—	$—	$—	$—	$—	$—	$35.0	$—	$(35.0)
Intercompany	$—	$—	$—	$19.7	$699.6	$701.3	$—	$0.3	$(699.6)	$(721.3)
Total shareholder's equity	$574.2	$573.9	$574.2	$573.9	$574.2	$574.2	$(16.2)	$(16.2)	$(1,132.2)	$(1,131.6)

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
On January 18, 2013, BWAY consummated the acquisition of certain subsidiaries of LINPAC (as defined below) that comprised LINPAC’s Ropak Packaging division (“Ropak”) pursuant to a definitive stock purchase agreement dated November 30, 2012 with LINPAC Finance Limited and LINPAC Group Limited, each a private limited company organized under the laws of England and Wales, (collectively, “LINPAC”), (the “Ropak Acquisition”). The aggregate consideration paid in connection with the transaction was $268.0 million in cash (subject to certain customary adjustments at and after closing). Ropak is a North American producer of rigid, plastic shipping containers serving the consumer goods, food processing, construction, dairy, petroleum and other industries.
In order to finance the Ropak Acquisition, we entered into an incremental term loan commitment agreement to borrow an additional $261.0 million of term loans under the 2012 Term Loan and increased the size of the ABL Facility by $50.0 million. BWAY used the net proceeds from the additional Term Loan borrowings and borrowed $20.0 million of the ABL Facility to finance in part the consideration paid in connection with the Ropak Acquisition and to pay fees and expenses related to the acquisition and the associated financings. The 2012 Term Loan and the ABL Facility are defined in Note 7, “Long-Term Debt” of Notes to Unaudited Condensed Consolidated Financial Statements under Item 1.
We have embarked on an accelerated operational improvement program to implement previously identified synergies through the Ropak Acquisition and operational improvements identified at the Company. To date, multiple actions representing approximately $80.5 million in annualized earnings improvement have been identified and are being implemented across a variety of functional areas including sales and marketing, supply chain, manufacturing and SG&A. As of September 30, 2013, initiatives expected to generate approximately $51.5 million, or 64% of such annualized earnings improvement, have been fully implemented with the majority of the remaining initiatives in advanced stages of implementation and expected to be complete by the end of 2013. In addition, we continue to identify additional cost saving opportunities that are in various stages of development, and we expect to implement these initiatives in 2014 and 2015.
Effective February 8, 2013, we changed our fiscal year end from September 30 to December 31. The unaudited condensed consolidated financial statements in Item 1 cover the predecessor period from January 1, 2012 to September 30, 2012 and the successor period from January 1, 2013 to September 30, 2013. Our 2013 fiscal year will cover the period from January 1, 2013 to December 31, 2013.
We report our results of operations in two segments: metal packaging and plastic packaging. See Note 17, “Business Segments,” of Notes to Unaudited Condensed Consolidated Financial Statements under Item 1.
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

	Successor	Predecessor		Successor	Predecessor
($ in millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Percent Change	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Percent Change
Net Sales
Metal packaging	$177.3	$182.7	-3.0%	$549.8	$572.5	-4.0%
Plastic packaging	187.1	109.3	71.2%	561.1	358.9	56.3%
Total	$364.4	$292.0	24.8%	$1,110.9	$931.4	19.3%

Cost of products sold (1)
Metal packaging	$136.5	$143.8	-5.1%	$427.5	$447.8	-4.5%
Plastic packaging	164.0	100.7	62.9%	490.8	332.7	47.5%
Segment total	300.5	244.5	22.9%	918.3	780.5	17.7%
Corporate	0.1	0.1	NM	0.4	0.3	NM
Total	$300.6	$244.6	22.9%	$918.7	$780.8	17.7%

Net sales less cost of products sold
Metal packaging	$40.8	$38.9	4.9%	$122.3	$124.7	-1.9%
Plastic packaging	23.1	8.6	NM	70.3	26.2	NM
Corporate	(0.1)	(0.1)	NM	(0.4)	(0.3)	NM
Total	$63.8	$47.4	34.6%	$192.2	$150.6	27.6%

Net sales less cost of products sold as a percentage of net sales
Metal packaging segment	23.0%	21.3%		22.2%	21.8%
Plastic packaging segment	12.3%	7.9%		12.5%	7.3%
Consolidated	17.5%	16.3%		17.3%	16.2%
NM-Not meaningful
(1) Excludes depreciation and amortization expense.
Net Sales
In the three and nine month periods ended September 30, 2013, consolidated net sales increased $72.4 million, or 24.8%, to $364.4 million and increased $179.5 million, or 19.3%, to $1,110.9 million, respectively, in comparison to the same periods last year. The increase is primarily due to the effect of the Ropak Acquisition, which, for the three months ended September 30, 2013 and from January 19, 2013 through September 30, 2013, generated net sales of $85.5 million and $232.7 million, respectively. Also, impacting the comparability of net sales for the nine month period was the sale of the Company’s plastic bottle business in March 2012 which accounted for $12.3 million of net sales for the nine month period ended September 30, 2012. Excluding the effect of the acquisition of Ropak and the sale of the plastic bottle business in the nine month period, consolidated net sales decreased in both the three and nine month periods ended September 30, 2013, by $7.3 million and $40.9 million, respectively, primarily due to a 5.6% and 4.9% decrease in overall volumes, respectively. The decrease in both periods was primarily due to lower market demand.
In the three and nine month periods ended September 30, 2013, net sales from the Company’s metal packaging segment were $177.3 million and $549.8 million, respectively, compared to $182.7 million and $572.5 million, respectively for the same periods last year. The decrease in the three month period ended September 30, 2013 resulted from lower volumes of 1.7% , driven by lower market demand and an unfavorable sales mix. The decrease in the nine months ended September 30, 2013 resulted from lower volumes of 4.2%, driven by lower market demand, but was partially offset by a stronger sales mix.
In the three and nine month periods ended September 30, 2013, net sales for the Company’s plastic packaging segment were $187.1 million and $561.1 million, respectively, compared to $109.3 million and $358.9 million, respectively, for the same periods last year. The increase is primarily from the Ropak Acquisition which had net sales of $85.5 million and $232.7 million for the three and nine months ending September 30, 2013, respectively. Excluding the impact of the Ropak Acquisition and the March 2012 sale of the bottle business in the nine month period, plastic segment net sales decreased $7.7 million and $18.2 million for the three and nine months ended September 30, 2013, respectively, as volume decreased 12.2% and 6.1%, respectively, driven partially by actions taken to reduce or eliminate lower margin accounts and lower market demand. While the nine months ended September 30, 2013 had a weaker product mix, the Company benefited from a favorable product sales mix in the three month period ending September 30, 2013.
Difference between net sales and cost of products sold (excluding depreciation and amortization)
The difference between consolidated net sales and cost of products sold (excluding depreciation and amortization) for the three and nine months ended September 30, 2013, was $63.8 million and $192.2 million, respectively, and included a non-cash expense of $0.8 million resulting from Ropak inventory purchase accounting adjustments. Excluding the impact of the Ropak Acquisition and the March 2012 sale of the plastic bottle business in the nine month period, the difference between net sales and cost of products sold was $52.2 million and $155.8 million for the three and nine months ended September 30, 2013, respectively, compared to $47.4 million and $150.6 million for the same period last year; and as a percentage of net sales excluding the Ropak Acquisition and sale of the bottle business, the difference increased to 18.8% from 16.3% for the three months ended September 30, 2013 compared to three months ended September 30, 2012, and 17.7% from 16.2% for the nine months ended September 30, 2013, compared to the same period last year.  The percentage increases were largely attributable to effective management of the pass-through of raw material price changes, actions taken to reduce or eliminate lower margin accounts, and lower operational costs as a result of our productivity initiatives. Additionally, the three and nine months ended September 30, 2013 benefited from achieving synergies associated with the Ropak Acquisition.
The difference between metal net sales and cost of products sold (excluding depreciation and amortization) for the three and nine months ended September 30, 2013 was $40.8 million and $122.3 million, respectively, compared to $38.9 million and $124.7 million for the same periods last year. The difference between metal net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales for the three and nine months ended September 30, 2013 was 23.0% and 22.2%, respectively, compared to 21.3% and 21.8% for the three and nine months ended September 30, 2012. The effective pass-through of higher raw material costs, and cost savings associated with productivity initiatives were partially offset by lower volumes of 1.7%, and 4.2% for the three and nine months ended September 30, 2013, respectively.
The difference between plastic net sales and cost of products sold (excluding depreciation and amortization) for the three and nine months ended September 30, 2013, was $23.1 million and $70.3 million, respectively. Excluding the Ropak Acquisition and the March 2012 sale of the plastic bottle business in the nine month period, the difference was $11.5 million and $33.9 million for the three and nine months ended September 30, 2013 compared to the same period last year. The difference between net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of sales increased to 11.3% and 10.3% for the three and nine months ended September 30, 2013, respectively, from 7.9% and 7.3% for the same periods last year. The increase resulted from actions taken by the Company to improve margins in this segment, including productivity improvement initiatives, changes in policies and practices with regard to passing through changes in resin prices, achieving synergies associated with the Ropak Acquisition, leveraging our purchasing power, and proactive actions related to lower margin accounts. The synergies from the Ropak Acquisition include four plant consolidations which are nearing completion, and achievement of procurement benefits and cost savings associated with integration of administrative functions. Also included in the three and nine months ended September 30, 2013 were $1.7 million and $2.6 million, respectively, for one-time impacts related to plant realignment costs. Including the Ropak Acquisition, the difference between net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of sales were 12.3% and 12.5%, respectively, for the three and nine months ended September 30, 2013.
Selling and Administrative Expense
In the three and nine months ended September 30, 2013, selling and administrative expense was $8.6 million and $30.1 million, respectively, compared by $6.2 million and $19.0 million for the same periods last year. Excluding the impact of the Ropak Acquisition, selling and administrative expense increased $0.2 million and $4.0 million respectively, for the three and nine months ended September 30, 2013, primarily as a result of higher professional fees related to identifying and executing business performance improvement initiatives.
Depreciation and amortization expense

In the three and nine months ended September 30, 2013, depreciation and amortization expense increased to $36.5 million and $106.8 million, respectively, an increase of $13.0 million and $39.9 million compared to the same periods last year. The increase in both periods was primarily attributable to the Platinum Merger and the Ropak Acquisition.
Restructuring Expense
In the three and nine months ended September 30, 2013, restructuring expense increased to $3.7 million and $10.8 million, respectively, compared to $0.2 million and $1.2 million, respectively, for the same periods last year. The increases related primarily to severance and benefits for terminated employees, and facility holding and closure costs for closed facilities. These restructuring activities were primarily associated with the Ropak Acquisition.
Interest expense
In the three and nine months ended September 30, 2013, interest expense increased $2.7 million and $7.3 million, respectively, compared to the same periods last year. The increase in both periods was primarily due to increased borrowings related to the Platinum Merger and the Ropak Acquisition. Debt principal outstanding as of September 30, 2013 and September 30, 2012 was $930.5 million and $641.6 million, respectively.
Business acquisition costs
In the three and nine months ended September 30, 2013, we recorded $0.5 million and $5.6 million, respectively, of professional fees and other costs to acquire Ropak, including a success-based transaction fee of $5.0 million to PE Advisors of which $3.4 million was determined to be a business acquisition cost and $1.6 million was capitalized as debt issuance costs.
Management fee expense
In the three and nine months ended September 30, 2013, we recorded $1.3 million and $3.8 million, respectively, of quarterly management fees to PE Advisors pursuant to a corporate advisory services agreement.
Gain on disposition of equipment
In March 2012, we sold assets related to our plastic bottle business for $9.3 million in excess of their book value.
Other income
In the nine months ended September 30, 2013, other income included foreign currency translation gains of $0.8 million, primarily related to our operations in Canada.
Benefit from income taxes
The effective income tax rate for the three months ended September 30, 2013, was not meaningful due to a negligible amount of income before income taxes. For the nine month period ended September 30, 2013, the effective income tax rate was 22.0%. Comparatively, the Company's effective tax rates were 47.2% and 36.6% for the three and nine months ended September 30, 2012, respectively. The effective income tax rate for the nine months ended September 30, 2013 differed from the statutory rate primarily due to a foreign loss for which no federal tax benefit could be taken. Additionally, during the period ended March 31, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively extended several income tax provisions, including the R&D credit. Due to our ability to claim the benefit related to the 2012 and 2013 R&D credit, this enactment impacted the difference in the effective rate versus the statutory rate for the three and nine months ended September 30, 2013. The effective tax rates for the three and nine months ended September 30, 2012 were higher than the statutory tax rate as a result of a deferred tax rate adjustment related to a 2012 change in the rate of corporate income taxation in the state of Michigan.

Prior years' unrecognized tax benefits increased by $0.6 million during the quarter ended September 30, 2013.

Deferred tax liabilities increased $61.1 million from December 31, 2012 to $345.3 million as of September 30, 2013. The increase is primarily related to increased intangible values resulting from the preliminary purchase price allocation for the Ropak Acquisition.
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
The additional debt of BWAY Parent, which consists of senior PIK toggle notes, increased from $185.6 million to $335.0 million as a result of the Platinum Merger. However, the cash interest rates decreased from 10.125% to 9.5% and the PIK interest rates decreased from 10.875% to 10.25%. BWAY Parent made its first interest payment in cash ($15.6 million in May 1, 2013), and we provided the necessary funds for the payment. BWAY Parent will be required to make subsequent interest payments in cash (either in whole or in part) depending on the restricted payment capacity under the 2018 Notes. We currently anticipate that we will have sufficient restricted payment capacity to enable BWAY Parent to pay cash interest on the 2017 PIK Notes; however, this may change as a result of a variety of factors. To the extent BWAY Parent makes such interest payments in cash, we will be required to provide the necessary funding. If we are limited in our ability to fund cash interest payments on the 2017 PIK Notes, then such interest payments will be paid-in-kind through the issuance of additional notes (“PIK Interest”).
On May 13, 2013, BOE Intermediate completed the private placement offering of the BOE PIK Notes (which consist of $285.0 million aggregate principal amount of 9.00%/9.75% senior PIK toggle notes due 2017). The BOE PIK Notes are not secured by our assets, and we are not a guarantor of the notes. The proceeds of the offering paid a special dividend to the shareholders of BOE Holding, extinguished $25.0 million of outstanding promissory notes with its shareholders due November 2015 and paid certain costs and expenses related to the offering. BOE Intermediate can elect to pay interest on the BOE PIK Notes in cash, in-kind or a combination thereof. Unlike the 2017 PIK Notes, there is no requirement to pay cash interest. To the extent BOE Intermediate makes such interest payments in cash, we will be required to provide the necessary funding.
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
As of September 30, 2013, we had $171.6 million available to borrow (subject to certain borrowing base limitations) under the ABL Facility, and we had $28.5 million of cash on hand. As of September 30, 2013, we had no outstanding borrowings under the ABL Facility at a variable interest rate of 3.8%.
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
We are subject to certain covenants and restrictions under our debt agreements, which are discussed in Note 7, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Item 1. As of September 30, 2013, we were in compliance with our debt covenants. With certain exceptions, our long-term debt arrangements prohibit us from paying cash dividends, including cash dividends to BWAY Parent.
In the year ending December 31, 2013, we expect capital expenditures of approximately $60.0 million to $65.0 million, including any additional expenditure associated with the Ropak Acquisition, compared to $35.6 million for the fiscal year ended September 30, 2012. For the nine months ended September 30, 2013 capital expenditures were $49.7 million.
Cash Flow Information
Summary of cash flows and changes in cash and cash equivalents for the period nine months ended September 30, 2013 and September 30, 2012:

	Successor	Predecessor
($ in millions)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Percent Change
Cash provided by operating activities	$115.5	$162.0	-28.7%
Cash used in investing activities	(314.0)	(17.5)	NM
Cash provided by (used in) financing activities	224.9	(55.2)	NM
Effect of exchange rate changes	(0.1)	0.1	NM
Net increase in cash and cash equivalents	$26.3	$89.4	-70.6%
Cash and cash equivalents, end of period	$28.5	$94.1	-69.7%
NM-Not meaningful
Operating Activities
In the first nine months of 2013, cash provided by operating activities decreased $46.5 million as compared to the same period last year. The decrease is primarily related to an increase in cash used for primary working capital. We define primary working capital as the sum of accounts receivable and inventories less accounts payable.
Cash used in operating activities for primary working capital was $7.4 million for the nine months ended September 30, 2013 compared to cash provided from primary working capital of $64.1 million in the nine months ended September 30, 2012. The increase in cash used for primary working capital is primarily due to the timing of collections on accounts receivable in the 2013 period, and the deferral of payments to certain vendors until after September 30 in the 2012 period.
Investing Activities
For the nine months ended September 30, 2013, cash used in investing activities increased $296.5 million as compared to the same period last year. The increase is primarily related to the Ropak Acquisition and a $20.1 million increase in capital expenditures.
Financing Activities
For the nine months ended September 30, 2013, cash provided by financing activities was $224.9 million compared to a use of $55.2 million for the nine months ended September 30, 2012. The change is primarily due to the Ropak Acquisition in January 2013.
In the nine months ended September 30, 2013, cash provided by financing activities included $261.0 million of additional borrowings under the 2012 Term Loan to finance, in part, the January 2013 Ropak Acquisition and net revolver borrowings of $3.6 million, partially offset by the payment of $17.1 million of dividends to BWAY Parent, which included $15.6 million to pay interest on BWAY Parent’s PIK Notes.
For the nine months ended September 30, 2012, cash used in financing activities consisted of $37.0 million of principal repayments on the then outstanding term loan and the net repayment of $17.5 million of outstanding revolver borrowings. The $37.0 million principal repayment was voluntary using excess cash on hand.
Market Risk
We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. The 2012 Senior Secured Credit Facilities bear interest at an applicable margin (based on certain ratios contained in the Credit Agreement) plus a market rate of interest. As of September 30, 2013, we had variable rate borrowings of $725.5 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly income before income taxes by $1.8 million.
Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In both the three and nine month periods ended September 30, 2013 and 2012, approximately 10.0% of net sales were to customers located in Canada. Excluding purchases denominated in Canadian dollars, which are generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to material foreign currency exchange rate risk.
Critical Accounting Policies

For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report. Our critical accounting policies have not changed from those summarized in the Annual Report.
Off-Balance Sheet Arrangements
As of September 30, 2013, a bank had issued standby letters of credit on our behalf in the aggregate amount of $9.0 million, primarily in favor of our workers’ compensation insurers.  Also, as discussed in Notes 1, 2, and 7 of the condensed consolidated financial statements, BWAY Parent and BOE Intermediate have indebtedness of $335.0 million (senior PIK toggle notes due 2017) and $285.0 million (BOE PIK Notes due 2017), respectively. Because neither of these instruments are secured by our assets, nor are we guarantors to either instrument, they are not included in our condensed consolidated financial statements.
Contractual Obligations
In the quarter ended December 31, 2012, we refinanced the debt that was outstanding at September 30, 2012. See Note 7, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements, included in Item 1. The change was discussed in footnotes to the contractual obligations table presented in the Annual Report.
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
Environmental Matters
For a discussion of contingencies related to environmental matters, see Note 16, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements, included in Item 1.

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
• identified material weaknesses and our internal controls over financial reporting;
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
As described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, we did not maintain effective controls over unit pricing in our plastic segment. Specifically, our controls over pricing were not designed effectively to provide reasonable assurance of the accuracy of revenue, as customer service representatives have the ability to change item prices and create invoices without review and approval by an independent authorized person. While this control deficiency did not result in any audit adjustments, this control deficiency could result in misstatements to the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management determined that this control deficiency constituted a material weakness and has determined that it continues to exist as of September 30, 2013.
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
Changes in Internal Control over Financial Reporting
Other than noted below, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of September 30, 2013 management has excluded Ropak Packaging (Ropak), acquired January 18, 2013. The Company is currently assessing Ropak’s internal controls over financial reporting and expects the evaluation to be completed by the first anniversary of the acquisition as permitted under the rules of the Securities and Exchange Commission. Ropak’s total revenues for the nine months ended September 30, 2013 represent approximately 20.9% of the Company’s consolidated revenue for the same period. Its excluded assets represent approximately 17.7% of the Company’s consolidated assets at September 30, 2013.
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
Implementation of new ERP System
During the quarter ended December 31, 2012, the Company finalized the conversion to a new enterprise resource planning ("ERP") system with the completion of the conversion for its last remaining plant. The old ERP system was abandoned following the successful completion of this implementation in November 2012. The process involved certain upgrades to the surviving system. The implementation and upgrade of the surviving ERP system affected the processes that constitute the Company’s internal control over financial reporting and will require testing for effectiveness.
Subsequent to the acquisition of Ropak in January 2013, the Company began executing a plan to implement a new ERP for all of its Ropak facilities that is the same ERP used by BWAY. The first Ropak facility went live in July 2013 and the implementation plan for the remaining Ropak facilities is expected to be completed by January 2014.
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

Item 6. Exhibits
Listing of Exhibits

Exhibit Number	Exhibit Description

31.1*	Certification required by Rule 13a-14(a) of Kenneth M. Roessler, President and Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Kenneth M. Roessler, President and Chief Executive Officer

32.2*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Intermediate Company, Inc.
(Registrant)

Date:	November 14, 2013	By:	/s/ Michael B. Clauer
Michael B. Clauer Executive Vice-President and Chief Financial Officer (Principal Financial Officer)