Form 10-K
period 2013-12-31
BWAY INTERMEDIATE COMPANY, INC.
filed 2014-04-01
CIK 1500341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2013
_______________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
All of our common equity is held by (and was held by as of the last business day of the most recently completed second fiscal quarter) an affiliate, BWAY Parent Company, Inc. As of April 1, 2014, there were 1,000 shares of common stock with a par value of $0.01 outstanding.

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
• operational improvement plans may not be achieved;
• fluctuation of our quarterly operating results;
• current economic conditions;
• the availability and cost of financing;
• an increase in interest rates;
• restrictions in our debt agreements;
• fluctuations of the Canadian dollar;
• costs and difficulties related to the acquisition of a business and integration of acquired businesses;
• the impact of any potential dispositions, acquisitions or other strategic realignments, which may impact the Company's operations, financial profile, investments, or level of indebtedness;
• goodwill impairment;
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
For the year ended December 31, 2013
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
In November 2012, BWAY Parent was acquired by certain private equity investment vehicles sponsored by Platinum Equity, LLC (“Platinum”), a private equity investment firm based in Los Angeles, California, and certain members of management for approximately $1,012.4 million. Effective November 5, 2012, pursuant to an Agreement and Plan of Merger dated as of October 2, 2012, (the “Merger Agreement”) BOE Merger Corporation (“BOE Merger”) merged with and into BWAY Parent, with the latter surviving (the “Platinum Merger”). The merger resulted in the acquisition of BWAY Parent by Platinum from investment entities affiliated with Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago, Illinois (“MDP”), and other shareholders.
Unless the context indicates otherwise, BWAY Intermediate and its direct and indirect subsidiaries are collectively referred to herein as “we,” “us,” “our” or the “Company.”

For additional information on the Platinum Merger, see Note 3, "Acquisition of BWAY Parent by Platinum”, of Notes to Consolidated Financial Statements referenced in Item 8, “Financial Statements and Supplementary Data.”

Description of Business
We are a leading North American manufacturer of general line rigid metal and plastic containers which are used to package industrial and consumer goods. We manufacture our products in 24 strategically located facilities in the United States, Canada and Puerto Rico and primarily sell to customers in these geographic markets. We believe we are the only company in North America with the ability to service customers on a national basis in both general line rigid metal and plastic packaging. In fiscal 2013, we generated net sales of $1.4 billion.
In fiscal 2013, approximately 50.7% of our net sales were in our plastic packaging segment and approximately 49.3% of our net sales were in our metal packaging segment. We believe that our metal and plastic products are complementary products and provide us with a competitive advantage in serving and expanding our customer base.
As of December 31, 2013, all of our long-lived tangible assets were located in the United States and Canada, with approximately $298.5 million and $51.1 million located in those two countries, respectively. See Note 21, "Business Segments" of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."
We operate through two reporting segments:

•
Metal packaging: Products made from steel (tinplate, cold rolled or black plate), include paint cans, paint can components sold to manufacturers of hybrid paint cans, aerosol cans, steel pails, oblong cans, a variety of other specialty cans and ammunition boxes. Our customers use these products to package paint, household and personal care products, automotive aftermarket products, paint thinners, driveway sealants and other industrial and consumer products.

•
Plastic packaging: Products made primarily from high-density polyethylene (“HDPE”) and polypropylene (“PP”) resin, include value-added injection-molded plastic containers and pails, hybrid paint cans (plastic container with metal ring and plug), blow-molded tight-head containers, paint bottles and drums. Our customers use these products to package food, consumer products, petroleum products, chemicals, paint, ink, edible oils, high-solid coatings, roofing mastic and adhesives, driveway sealants and other industrial and consumer products.

Our customers include many of the world’s leading industrial and consumer products companies supplying core products to “staple” markets with limited replacement risk. We believe we are the primary supplier, and frequently the sole supplier, for the majority of our top ten customers and many of our other customer accounts, making us an integral part of our customers’ supply chain. On average, we have maintained relationships with our top ten customers for over 15 years and in many cases over 20 years.
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
Key Acquisition
In January 2013, we acquired Ropak Packaging Division ("Ropak") in a stock purchase transaction. Ropak is a North American producer of rigid, plastic containers serving the consumer goods, food processing, construction, dairy, petroleum and other industries. We believe that this acquisition, which is included in our plastic packaging segment, will provide several strategic and financial benefits to us and is consistent with our acquisition strategy. See Note 4, “Business Acquisitions”, of Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data.”
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
Diversified end-markets
We serve a diverse set of industrial, consumer and household related end-markets. Approximately 38.0% of our sales are tied to the housing, building and construction sectors, leaving us favorably positioned as recovery occurs in these end-markets. The balance of our net sales are derived from consumer staples, such as food, consumer, chemicals and other diversified industries that are largely tied to U.S. gross domestic product and are poised to benefit from broader macroeconomic conditions.
Approximately one-third of our sales in the housing, building, and construction sectors are driven by the volume of architectural paint and coatings consumption, which is most closely correlated to existing home sales and the repair, repainting, and remodeling of existing homes. Volumes in the architectural paint and coatings end-market demonstrated stable annualized growth of 2.2% from 1986 to 2005 leading up to the housing market correction. After experiencing a contraction from 2006-2009 due to weak general economic conditions and the housing market correction, architectural paint and coatings volumes have remained at near trough levels. When these key end-markets recover, we believe we will realize upside as volumes in home sales rise, driving architectural paint and coatings consumption.

The acquisition of the legacy Ropak facilities further diversified our end-markets as they have approximately 1,300 customers that principally serve food and retail markets.

Variable cost structure
We have a highly variable cost structure, which provides significant downside protection. Our expenses primarily consist of raw material and labor expenses. We have established expertise in procuring raw materials (both metal and plastic) and have established mechanisms to pass through changes in raw material prices to our customers. Additionally, our flexible manufacturing platform allows us to scale our costs according to production needs.

Operational improvements
We have embarked on an accelerated operational improvement program to implement previously identified synergies through the Ropak Acquisition and operational improvements identified at BWAY. To date, multiple actions representing approximately $84.6 million in annualized earnings improvements have been identified and are being implemented across a variety of functional areas including sales and marketing, supply chain, manufacturing and selling, general and administrative. As of

December 31, 2013, initiatives expected to generate approximately $65.9 million, or 78%, of such annualized earnings improvement have been fully implemented with the majority of the remaining initiatives in advanced stages of implementation and expected to be completed in 2014. Many of these cost savings initiatives were a result of the Ropak Acquisition and were implemented in 2013, such as eliminating Ropak's corporate office expenses. The initiatives that affect Ropak and which were implemented in 2013 are not necessarily accretive to our actual 2012 results because Ropak's 2012 financial results are not reported in our consolidated financial statements. In addition, we continue to identify additional cost saving opportunities that are in various stages of development, and we expect to implement these initiatives in 2014 and 2015.

Longstanding relationships with a diversified base of nationally recognized, market-leading customers
Our customers include many of the world’s leading industrial and consumer products companies supplying core products to “staple” markets with limited replacement risk. We are the primary supplier, and frequently the sole supplier, for the majority of our top ten customers and many of our other customer accounts, making us an integral part of our customers’ supply chain. On average, we have maintained relationships with our top ten customers for over 15 years and in many cases over 20 years. Our stable customer base has also become a growth driver of our business as we continue to develop and expand our product portfolio, often cross-selling plastic and metal products.
Broad and diversified product offering servicing customers on a national basis
We have a broad general line product offering with the ability to service our customers’ needs on a national basis in both general line rigid metal and plastic packaging. The close proximity of our facilities to our key customers reduces transportation, handling and spoilage costs and facilitates “just-in-time” inventory management for our customers. The combination of our broad product portfolio with our strategically positioned North American footprint gives us the ability to capitalize on cross-selling and bundling opportunities, providing a “one-stop shop” solution to our customers.

Demonstrated ability to grow earnings during challenging economic conditions
Despite recent challenging economic conditions, we were able to increase the difference between net sales and cost of products sold (excluding depreciation and amortization) to $251.0 million in fiscal 2013 from $173.2 million in fiscal 2012. Our ability to achieve this performance was supported by execution across the following core strategies: (i) the synergistic acquisition of Ropak, (ii) cost reduction initiatives, and (iii) organic growth initiatives.

Through acquisitions, we have been able to expand our footprint and reallocate capacity from under-utilized plants, thus providing meaningful cost savings as a result of plant rationalizations, distribution/freight savings and purchasing leverage. Our cost-reduction initiatives included the rationalization of manufacturing facilities and elimination of redundant positions. In addition, we have been able to efficiently scale production to reduce variable manufacturing costs as product demand declined. Our organic growth initiatives have focused on cross-selling and bundling, new product development and best-in-class quality and service. Our ability to service customers across a broad array of products has allowed us to generate incremental sales through bundling of our complete product line.
Our Strategy
Capitalize on significant organic growth opportunities
We expect to continue to utilize our combined metal and plastic rigid packaging product offering to capitalize on organic growth opportunities across a diverse set of end-markets. We intend to use our North American manufacturing and distribution network, our strong existing customer relationships, our innovation capabilities and our ability to cross-sell and bundle our metal and plastic products to increase our market share. Our national scale and manufacturing capabilities are a significant growth driver, which we believe will continue to allow us to effectively service large, nationally recognized customers while serving as an important supplier to smaller regional companies.

Enhance profitability through productivity improvements and cost reductions
In connection with the Platinum Merger, and further enhanced by the Ropak Acquisition, we have embarked on an accelerated implementation program that we believe will result in meaningful productivity improvements and cost savings. To date, actions representing approximately $84.6 million in annualized earnings improvement have been identified and are being implemented across a variety of functional areas including:

•	Sales and Marketing - Implement best practices, optimize customer portfolio management, centralized pricing and shift timing of index pass through of resin price changes;

•	Plant Productivity - Implementation of best practices, rationalization of facilities and productivity-related cost reduction focused on labor, spoilage, spending and increasing production throughput;

•	New Product Initiatives - Product development and product line standardization and rationalization;

•	Supply Chain Initiatives - Leverage scale in acquisition of raw materials including steel, resin, handles, shipping packaging, colorants and other materials; and

•	SG&A / Back Office - Roll out SAP across all facilities, eliminate non-essential expenses and consolidate redundant back-office functions with Ropak.

As of December 31, 2013, initiatives expected to generate approximately $65.9 million, or 78%, of such annualized earnings improvement have been fully implemented with the majority of the remaining initiatives in advanced stages of implementation. In addition, we continue to identify additional cost saving opportunities that are in various stages of development and we expect to implement these initiatives in 2014 and 2015. Many of these cost savings initiatives were a result of the Ropak Acquisition and were implemented in the first half of 2013. The initiatives that affect the legacy Ropak facilities and which were implemented in the first half of 2013 are not necessarily accretive to our actual 2012 results because Ropak's 2012 financial results are not reported in our consolidated financial statements.
Selectively pursue strategic acquisitions
We have a proven history of successful acquisitions that have driven increased earnings through cost synergies and the benefits of an expanded product portfolio. We expect to continue to actively pursue this strategy to supplement our organic growth by focusing on acquisitions that are at attractive purchase values, fit with our core skills in our primary markets, offer significant synergies, capture market share as the market further consolidates and allow us to appropriately manage our leverage and financial risk.
Intellectual Property
We have registered the trademarks BWAY®, NAMPAC®, Ropak® and certain other trademarks in the United States. We have not registered all of the trademarks we own and use in the business. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain the trademark registrations so long as they remain valuable to our business. We hold patents, or have applied for patent protection, in the United States, and intend to maintain the patents during their respective terms so long as they remain valuable to our business. Other than the registered marks BWAY®, NAMPAC® and Ropak®, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. Other than commercially available software licenses, we do not believe that any of our licenses of third-party intellectual property are material to our business, taken as a whole.
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
Certain financial information about our industry segments is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 21, “Business Segments,” of the Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data.”
Metal Packaging Segment
Products and Markets
Our metal packaging segment primarily operates in the North American general line sub-segment of the metal container market. The primary uses for general line rigid metal containers include paint, household and personal care products, automotive aftermarket products, paint thinners, driveway sealants and other industrial and consumer products. Specific products include paint cans, paint can components sold to manufacturers of hybrid paint cans, specialty cans (generally PVC or rubber cement cans, brake fluid and other automotive aftermarket cans, oblong or F-style cans and an assortment of other specialty cans), steel pails, aerosol cans and ammunition boxes.

Metal containers are attractive to our customers based on the strength and non-permeability of steel, their ability to hold highly volatile and solvent-based liquids and their fire safety characteristics.

•
Metal paint cans - We produce round paint cans in sizes ranging from one-quarter pint to one gallon, with the one gallon paint can representing the majority of all paint can net sales. Paint cans are manufactured to a variety of performance specifications and may be decorated on the outside for our customers’ marketing purposes.

•
Specialty cans - Specialty cans include screw top cans (Monotop®), pour top cans and oblong or F-style cans. Screw top cans typically have an applicator or brush attached to a screw cap and are used for PVC pipe cleaner, PVC cement and rubber cement. Pour top cans are typically used for packaging specialty oils and automotive aftermarket products, including brake fluid, gasoline additives and radiator flushes. Oblong or F-style cans are typically used for packaging paint thinners, lacquer thinners, turpentine, deglossers and similar paint-related products, charcoal lighter fluid and waterproofing products.

•
Aerosol cans - The North American aerosol can market has low substitution risk and limited foreign competition for potential new competitors. Aerosol cans are made from steel or aluminum and we estimate steel aerosol cans represent the large majority of the market. Aerosol cans are typically used for packaging various household and industrial products including paint and related products, personal care products, lubricants and insecticides.

•
Steel pails - Steel pails are typically used for packaging paint and related products, roof and driveway sealants, marine coatings, vegetable oil and water repellent. We manufacture both open and tight-head pail configurations using 24 to 29 gauge cold rolled steel. Pails range in size from 10 liters (approximately three gallons) to 27 liters (approximately seven gallons). Additionally, we provide customers with various customization options, including graphics capabilities.

•
Ammunition boxes - Ammunition boxes provide a hermetic seal, are coated with a corrosion-resistant finish and are used to package small arms ammunitions and other ordnance products. We sell ammunition boxes to the U.S. Department of Defense as well as to major domestic and foreign producers of ordnance.

Customers
Our metal packaging segment customers include many of the world’s leading paint, consumer and personal care companies. In fiscal 2013, sales to our 10 largest metal packaging segment customers accounted for approximately 48% of the segment’s net sales. Of the fiscal 2013 metal packaging segment net sales, approximately 17% were to The Sherwin-Williams Company.
Consistent with industry practice, we enter into multi-year supply agreements with many of our major customers. However, many of our contracts are requirements contracts under which we supply a percentage of a customer’s requirements over a period of time, without any specific commitment to unit volume. In addition, many of our customer contracts, including those with our major customers, provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract, including proposals to reformulate the packaging to another material. We generally have the right to retain the customer’s business subject to the terms of the competitive proposal.
In fiscal 2013, approximately 92% and 8% of our metal packaging segment net sales were in the United States and Canada, respectively.

Raw Materials

We are a large-scale buyer of primary raw materials including tinplate, cold rolled and black plate steel. Our ability to adjust our selling prices during periods of volatile commodity costs is a primary focus across our business. We have historically been successful at passing through changes in raw material costs to our customers through the terms of existing contracts and well-established industry precedents where contracts do not exist.

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
In addition to competition within the steel container industry, we face competitive risks from substitute products, such as plastics and hybrids, and, to a lesser extent, composites and flexible packaging containers. Steel containers continue to be the preferred package in the majority of our steel packaging customers’ markets. We believe this is primarily due to: (1) their price stability and competitiveness as compared to alternative packaging; (2) the attractive strength and non-permeable characteristics of steel versus other materials, such as plastics; (3) their lower storage and handling costs; (4) their ability to hold highly volatile and solvent-based liquids; and (5) their fire safety characteristics. In addition, we believe steel containers are easier and less costly to recycle and have a higher rate of recycling than alternative materials.
Plastic Packaging Segment
Products and Markets
Our plastic packaging segment produces general line rigid plastic containers primarily in the North American market, producing a broad set of products for diverse end-markets. Rigid plastic containers are adaptable to a wide variety of end-markets, including building materials, non-retail food services, consumer goods, food processing, construction, janitorial supply and chemical, agriculture, dairy, oil and petroleum, inks and other general industries. Plastic containers are attractive to many customers based on their durability, weight and corrosion resistance.

•
Injection molded containers - The physical characteristics of the product limit foreign competition due to the inability to transport them in a cost effective manner over long distances. Our injection molded containers are round, square and rectangular plastic containers. We also manufacture open-head pails made of HDPE resin that range in size from one gallon to seven gallons using injection molding. These products are used primarily by the paint and coatings, petroleum, food, consumer goods, building materials, agricultural, construction and janitorial supply industries. Open-head pails come in a variety of cover designs, including high stack, tear skirt, standard and lightweight. The product line also offers a diverse array of cover types, ranging from clinch-on and molded-in covers to push-in fittings and screw caps. Products we acquired in the Ropak Acquisition are typically specialized packaging for retail, food and general industrial end-markets. These containers include thin-walled plastic containers to reduce resin usage and product weight, and also can have permanent heat-transferred graphics to increase shelf appeal and various consumer-friendly features to increase ergonomics and ease of use. The products are manufactured using HDPE and PP resin.

•
Blow molded containers - Our blow molded containers can be divided into three primary product offerings: tight-head containers, plastic paint bottles and plastic drums. Uses for blow molded containers are diverse and include the packaging of certain food (edible oil), paint, automotive aftermarket, chemical and other industrial and consumer products.

Tight-head containers - Tight-head containers are blow molded HDPE resin products that generally range in size from three to seven gallons and are made in both round and rectangular forms. We offer a number of standard and custom options, including various caps and other fittings and a variety of colors. In addition, tight-head containers are often manufactured to meet government regulations for the packaging of hazardous materials.
Plastic drums - Plastic drums are large, transportable containers ranging in size from 15 gallons to 55 gallons. They are made in both open-head and tight-head formats and are most frequently used for shipping concentrated beverage syrup, petroleum products, chemicals and related products.
Customers
Our plastic packaging segment customers include some of the world’s leading paint, food and industrial companies, several of which are customers of our metal packaging segment. We have long-term relationships with our customers and in many cases we are the exclusive supplier of our customers’ plastic packaging requirements.

In fiscal 2013, sales to our 10 largest plastic packaging segment customers accounted for approximately 27% of the segment’s net sales. Of the fiscal 2013 plastic packaging segment net sales, approximately 8% were to The Sherwin-Williams Company.
We maintain a diversified customer base, which is broadly distributed among industries as diverse as paint, food, construction, petroleum and chemicals. Consistent with industry practice, we enter into multi-year supply agreements with many of our major customers. However, many of our contracts are requirements contracts under which we supply a percentage of a customer’s requirements over a period of time, without any specific commitment to unit volume. In addition, many of our customer contracts, including those with our major customers, provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract, including proposals to reformulate the packaging to another material. We generally have the right to retain the customer’s business subject to the terms of the competitive proposal.

In fiscal 2013, approximately 79% and 21% of our plastic packaging segment net sales were in the United States and Canada, respectively.
Raw Materials

We are a large-scale buyer of primary raw materials including HDPE and PP resin. Our ability to adjust our selling prices during periods of volatile commodity costs is a primary focus across our business. We have historically been successful at passing through changes in raw material costs to our customers through the terms of existing contracts and well-established industry precedents where contracts do not exist.

The most significant primary raw material utilized in our plastic packaging segment is HDPE resin, which constitutes approximately half of the segment’s total cost of products sold, and to a much lesser extent, PP resin. The majority of our HDPE resin purchases are made through requirements-based contracts at negotiated prices, subject to prevailing market conditions. In an effort to mitigate the impact of resin price fluctuations, we have historically entered into contracts with our customers that allow for changes in resin cost to be passed through based on the DeWitt Index (an index which measures plastic resin prices). For customers where contracts do not exist, there are well-established industry precedents for the pass-through of changes in resin cost.
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
Seasonality
Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the fourth quarter of our calendar year. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate. Because of such seasonality, financial results for a particular quarter may not be indicative of results for the entire year. For example, in the fourth quarters of 2013 and 2012, our net sales were 22% and 20%, respectively, of total annual net sales.
Employees
At December 31, 2013, we employed approximately 2,700 hourly employees and approximately 600 salaried employees. At December 31, 2013, approximately 22% of our hourly employees worked under seven separate collective bargaining agreements. As of December 31, 2013, one of the seven collective bargaining agreements, representing approximately 9% of our unionized workforce, will become amendable in the next 12 months.
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
We are currently investigating soil impacts associated with past construction efforts at our facility in Dayton, New Jersey. Under the oversight of the New Jersey Department of Environmental Protection, we are investigating the presence of polychlorinated biphenyls impacts in soil associated with historic operations at this site. Remediation alternatives include capping and possible removal of impacted soils.
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
We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. There were accrued liabilities of approximately $0.5 million and $0.6 million at December 31, 2013 and December 31, 2012, respectively, related to environmental liabilities, including the matters described above. These accruals are estimates and future expenditures may exceed these amounts. Accrued environmental liabilities are included in other current liabilities.
Self Insurance
The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. At December 31, 2013 and December 31, 2012, we had accrued $11.6 million and $12.0 million,respectively, related to these liabilities, which are included in other current liabilities.

Available Information
We are subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains this information at www.sec.gov. This information may also be accessed through links on our website at www.bwaycorp.com — select the “Investors” link and then the “SEC Filings” link. Note that the information contained on our website is not incorporated by reference in or considered to be a part of, any document, unless expressly incorporated by reference therein.
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

If any of the events described below were to occur, it could materially and adversely affect our business, financial condition, results of operations and liquidity. The following risks could cause our actual results to differ materially from our historical results and from results predicted by forward-looking statements made by us or on our behalf related to conditions or events that we anticipate may occur in the future. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

In the following discussion, we reference the Senior Secured Credit Facilities, the 2012 Term Loans, the ABL Facility and the 2018 Notes, each of which is defined and further discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

Our customer contracts generally allow our customers to change, and, in some cases, terminate their contracts on short notice. A significant part of our fiscal 2013 sales were made to customers with whom we have contractual relationships. Many of these contracts, most of which are with our larger customers, are requirements contracts under which we supply a percentage of a customer’s requirements over a period of time, without any specific commitment by the customer to purchase a particular unit volume. As such, we are not guaranteed any minimum level of net sales under many of our contracts and many of our customers, including some of our largest customers, are under no obligation to continue to purchase products from us.

Moreover, if a customer’s requirements for our products exceed our ability to supply that customer, as has occurred from time to time, we may have a short-term or long-term inability to supply that customer from our own manufacturing facilities and may be required to purchase containers from third parties or take other proactive steps in order to fill that customer’s order. Our inability to supply a customer’s specific requirements from our manufacturing facilities could materially and adversely affect our relationship with that customer or increase our operating costs.

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

The loss of a key customer could have a significant negative impact on our sales and profitability. In fiscal 2013, approximately 33.0% of our consolidated net sales were to our top 10 customers. Sales to our largest customer, The Sherwin-Williams Company, accounted for approximately 13.0% of our consolidated net sales during fiscal 2013. The loss of, or major reduction in business from, one or more of our major customers could create excess capacity within our manufacturing facilities and could result in the erosion of our gross margins and our market share position.

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

Increases in the price of our raw materials or energy supply or interruptions or shortages in the supply of raw materials could cause our production costs to increase, which could reduce our ability to compete effectively and erode our margins. We require substantial amounts of raw materials in our operations, including steel, plastic resin, energy, various inks and coatings. We purchase all required raw materials from outside sources and consolidate our steel and resin purchases among a select group of suppliers in an effort to leverage purchasing power. As a result, our purchases of both steel and resin are concentrated with a few suppliers and any interruptions in their supply of these materials could have a material adverse effect on our financial position, results of operations and/or cash flows. In addition, the availability and prices of our raw materials may be subject to curtailment or change due to new laws or regulations. The availability and prices of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, interruptions in production by suppliers (including by reason of labor strikes, work stoppages or severe weather at our suppliers’ plants), our inability to leverage our purchasing power as successfully as we have in the past, changes in exchange rates and worldwide price levels. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel and plastic resin, but we may not be able to do so in the future. We have generally not been able to pass on to our customers any price increases of the other raw materials we utilize in our business. To the extent we are not able to leverage our purchasing power as successfully as we have in the past, we are not able to increase the price of our products to reflect increases in the prices of raw materials or we experience any interruptions or shortages in the supply of raw materials, our operating costs could materially increase. The cost of producing our products is also sensitive to our energy costs such as natural gas and electricity.

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

The outcome of pending and future litigation related to the manufacture and sale of lead pigments and lead-based paint could have a material adverse effect on our financial condition, liquidity, results of operations and/or cash flows. Several leading paint manufacturers are defendants in a substantial number of lawsuits concerning exposure of children to lead-based paint applied thirty or more years ago, including litigation brought by state and local governments alleging that lead pigment in paint constitutes a public nuisance requiring, among other types of relief, abatement. This or similar product liability litigation could have a material adverse effect on the financial condition of these paint manufacturers, which include several of our paint container customers and our largest customer, The Sherwin-Williams Company. To the extent our orders decrease or we are unable to collect receivables from customers due to the effects of product liability litigation on our customers, including the lead-based paint litigation referred to above, our financial condition, liquidity, results of operations and/or cash flows could be unfavorably affected.

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

Increased consolidation in our end markets may result in the loss of customers, increased exposure to business risks of larger customers and increased pricing pressure. In several of our end markets, such as paint and related products, there has been increased consolidation through mergers and acquisitions in recent years, and this trend may continue. We may lose customers if they are not the surviving entity in future mergers and fewer acquisitions. In addition, our results of operations would be increasingly sensitive to changes in the business of customers that represent a larger portion of our sales or to any deterioration of these customers’ financial condition. Fewer, larger customers due to industry consolidation may also exert pressure on us with respect to pricing and payment terms or require us to make changes to our facilities or operations, potentially adversely impacting our financial position, results of operations and/or cash flows.

The availability and pricing of steel and resin could be significantly affected by consolidation of key suppliers. The steel and resin industries have both experienced consolidation in recent years and further consolidations could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us. In this case, it would be more likely that termination of one or more of our relationships with major suppliers would result in a material adverse effect on our business, financial position, results of operations and/or cash flows as we require a variety of steel raw materials to manufacture our general line metal container products. Consolidation could also result in price increases or unfavorable changes in the payment terms for the raw materials that we purchase. If we were unable to pass the impact of such changes on to our customers, these changes due to supplier consolidation could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

Decreased sales volume in our end markets due to current economic conditions has impacted our net sales. Despite long-term growth trends in the end markets for our products, we cannot assure you that the end markets for our products will resume growth at historic rates. In addition, the slowdown in the housing market that began in 2007 and spread to the larger economy has resulted in a decline in sales volume in our end markets. Our revenues are correlated to the performance of our end markets, especially the home improvement and repair sector, which has experienced severe contraction in recent years. Decreased demand in our end markets has had and may continue to have an adverse effect on our business, financial position, results of operations and/or cash flows as customers have reduced their purchases of our products. Continued contraction in the end markets for our products may also require us to reduce prices or make changes to our operations, such as closing plants or restructuring, and we can give you no assurance that such actions would be successful in improving our business, financial position, results of operations and/or cash flows.

A widespread introduction of alternative packaging by our customers or by other companies as a substitute for steel or plastic containers could significantly reduce our sales. More generally, a decrease in the costs of substitute products, improvements in the performance characteristics of substitute products or the successful development or introduction of new substitute products could significantly reduce our customers’ orders and our profitability.

Labor disruptions with that portion of our workforce which is unionized could decrease our profitability. As of December 31, 2013, approximately 22.0% of our hourly employees worked under seven separate collective bargaining agreements. One of the seven collective bargaining agreements, representing approximately 9% of the unionized workforce, will become amendable prior to January 1, 2015. When these agreements become amendable, we may not be able to negotiate the agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could impact our ability to satisfy our customers’ requirements. In particular, a labor dispute with either of the major unions representing employees in Cincinnati, Ohio could have a material adverse effect on our ability to produce aerosol containers and could result in a deterioration of that business.

Our business may be subject to significant environmental, health and safety costs. We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling, disposal and/or emission or discharge of regulated substances and the investigation and remediation of contamination resulting from the release of regulated materials. In addition, in the course of our operations, we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations, remediations and other claims resulting from releases of hazardous substances or the presence of other regulated materials. For example, in fiscal 2008, we received a letter from the EPA stating that corrective action was required at our Homerville, Georgia facility to address certain waste handling and disposal matters. In fiscal 2007, we received a letter from the EPA stating an investigation was required at our Cincinnati, Ohio facility to determine if remedial action was necessary to respond to prior releases of hazardous substances at the site. The releases referenced by the EPA occurred prior to our ownership of the site. We are working with the EPA to address its concerns and have notified the former owner of the site, whom we believe has indemnity obligations to us with respect to the EPA’s claim. In addition, in fiscal 2005, we joined a PRP group related to investigation and potential remediation at a waste disposal site in Douglas, Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. At our Dayton, New Jersey facility, we are investigating potential polychlorinated biphenyl impacts in the soil. Remediation options include capping and/or removal of the impacted soils.

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

Current and pending legislation could affect our ability to obtain and implement certain raw materials in our products or meet the demands of our customers. A number of state, federal and non-U.S. legislative authorities have passed or are contemplating the passage of certain legal requirements related to certain of the raw materials in our products, including minimum post-consumer recycled content in certain packaging, minimum recycling rates with respect to packaging containing certain materials such as HDPE and mandatory “source” reductions which may affect the structure and composition of our packaging. Such legislation could impede our ability to obtain or the cost-effectiveness of implementing certain raw materials in the manufacture of our products. In addition, to the extent such regulations prevent or otherwise materially affect our ability to obtain or implement certain packaging products or materials used to satisfy the orders of our customers, our relationships with our customers could in turn be adversely affected.

We may not succeed in our strategy of pursuing or integrating selective acquisitions. Part of our business strategy includes acquiring and integrating complementary businesses, other assets and other business combinations. However, we may not be able to locate or acquire suitable acquisition candidates at attractive cash flow multiples consistent with our strategy, and we may not be able to fund future acquisitions because of limitations relating to our indebtedness or otherwise. Additionally, any such acquisitions or similar arrangements may be complex, time consuming and expensive. We may not consummate some acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. In addition, there are a number of risks and uncertainties relating to closing transactions. If such transactions are not completed for any reason, many costs relating to such transactions may be payable by us.

If an acquisition is consummated, the integration of the acquired businesses, products or other assets into our company may also be complex and time-consuming and, if such businesses, products and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following:

•	integrating personnel, operations and systems, while maintaining focus on producing and delivering consistent, high quality products;

•	coordinating geographically dispersed organizations;

•	distracting employees from operations;

•	retaining existing customers and attracting new customers; and

•	managing inefficiencies associated with integrating the operations of our Company.

Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, other assets or arrangements. Any one of these challenges or risks could impair our ability to realize any benefit from acquisitions or other arrangements after we have expended resources on them.

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

Our quarterly operating results may fluctuate due to seasonality and other factors. Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the fourth quarter of our fiscal year. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate. Because of such seasonality, financial results for a particular quarter may not be indicative of results for the entire year. For example, from October 1 to December 31 of 2013 and 2012 our net sales were approximately 22% and 20%, respectively, of total annual net sales.

Furthermore, we have experienced and expect to continue to experience variability in our results of operations on a quarterly basis due to fluctuations in raw material prices and our ability to pass these changes on to our customers. If the economy and the end-markets for our products do not improve, we may experience volatility in our results of operations and cash flows on a quarterly basis due to non-payment by our customers.

Future economic conditions could adversely affect our results of operations and financial condition. As widely reported, financial markets experienced extreme disruption in recent years, including, among other things, extreme volatility in the domestic and international equity and bond markets, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including, if necessary, to fund a strategic acquisition. In addition, we may maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Based on the past instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

We expect cash on hand, cash provided by operations and short-term borrowings available under the ABL Facility to provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, in the next 12 months. We expect to use cash provided by operations in excess of amounts needed for capital expenditures and required debt repayments to reduce our debt, to fund potential acquisitions or for other general corporate purposes. However, we cannot provide assurance that our business will generate sufficient cash flow or that future borrowings will be available in an amount sufficient to enable us to service our debt or to fund our other liquidity needs in the long term. Turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need to raise additional liquidity. We would experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due, or we otherwise need additional liquidity. Adverse economic conditions, increased competition or other unfavorable events also could affect our liquidity.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability. A significant portion of our outstanding debt bears interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. At December 31, 2013, we had $723.6 million of indebtedness outstanding subject to variable interest rates. A 1% increase in variable interest rates would increase our annual cash interest by $7.2 million.

We are exposed to exchange rate fluctuations of the Canadian dollar. In fiscal 2013, approximately 14.0% of our net sales were in Canadian dollars. Our reporting currency is the U.S. dollar. A decrease in the value of the Canadian dollar relative to the U.S. dollar could reduce our profits from our Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial position, results of operations and/or cash flows as reported in U.S. dollars. In addition, fluctuations in the U.S. dollar relative to the Canadian dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our Canadian operations are translated using period-end exchange rates, and the revenues and expenses of our Canadian operations are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive loss as a component of stockholder's equity.

We have a significant amount of goodwill and other indefinite-lived intangible assets that, if impaired in the future, would result in lower reported net income and a reduction in our net assets. Impairment of these assets would require us to write them down and reduce net income in the period of such write down. At December 31, 2013, the carrying amount of our goodwill and other indefinite-lived intangible assets was $700.6 million. We are required to evaluate goodwill and other indefinite-lived intangible assets at least annually for impairment, or when circumstances indicate a potential impairment. If we determine that either goodwill or other indefinite-lived intangible assets is impaired, we would be required to write-off all or a portion of such assets.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from making payments on our debt obligations. As a result of the Platinum Merger and Ropak Acquisition, we have a substantial amount of debt. As of December 31, 2013, we had $945.5 million of total outstanding indebtedness (excluding capital lease obligations of approximately $8.4 million) and a $200.0 million ABL Facility (subject to borrowing base limitations and further reduced by outstanding standby letters of credit, which were $11.2 million at December 31, 2013).

Our substantial level of indebtedness could have important consequences to investors. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	increase our vulnerability to adverse economic and industry conditions;

•	limit our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements;

•	expose us to interest rate fluctuations due to variable rate debt under the ABL Facility;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt (including scheduled repayments on the 2012 Term Loans), including making cash available to BWAY Parent, by dividend, debt repayment or otherwise to enable BWAY Parent to make payments on its debt obligations, including BWAY Parent’s PIK Notes due 2017 (the “2017 PIK Notes”) thereby reducing the availability of our cash flow for operations and other purposes;

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

In addition, the Senior Secured Credit Facilities and the indenture governing the 2018 Notes contain restrictive covenants that limit our and our subsidiaries’ ability to engage in activities that may be in our long-term best interests.

Despite substantial levels of indebtedness, we and our subsidiaries have the ability to incur substantially more indebtedness. This could further intensify the risks described above. We may be able to incur substantial additional debt in the future, including senior debt. The indenture governing the 2018 Notes and the Senior Secured Credit Facilities do not fully prohibit us and our subsidiaries from doing so. In addition, the Senior Secured Credit Facilities provide for incremental term loan borrowings if certain conditions are met, including meeting a consolidated first lien net leverage ratio test. Likewise, the ABL Facility may also be increased. If new debt is added to our current debt levels, the related risks that we now face could intensify and we may not be able to meet all our respective debt obligations. In addition, the indenture governing the 2018 Notes does not prevent us from incurring obligations that do not constitute indebtedness but which could present similar risks.

The indenture governing the 2018 Notes and the Senior Secured Credit Facilities contain cross default or cross acceleration provisions that may cause all of the debt issued under those instruments to become immediately due and payable because of a default under an unrelated debt instrument. The indenture governing the 2018 Notes and the Senior Secured Credit Facilities contain numerous covenants and the ABL Facility requires us, if availability falls below a certain threshold, to meet a minimum fixed charge coverage ratio (as defined in the relevant credit agreement). Our failure to comply with the obligations contained in these agreements or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments (together with accrued and unpaid interest and other fees) becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. These alternative measures could have a material adverse effect on our business, financial position, results of operations and/or cash flows, which could cause us to become bankrupt or insolvent.

Restrictive covenants in the indenture governing the 2018 Notes and the Senior Secured Credit Facilities could restrict our operating flexibility. The indenture governing the 2018 Notes and the Senior Secured Credit Facilities contain covenants that limit our ability to take certain actions. These restrictions may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

The indenture governing the 2018 Notes contains restrictive covenants that, among other things, limit our and our restricted subsidiaries’ ability to:

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

The Senior Secured Credit Facilities restrict, among other things and subject to certain exceptions, our and our restricted subsidiaries’ ability to:

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

In addition, under the ABL Facility if availability falls below a certain threshold, we are required to comply with a “minimum fixed charge coverage ratio” (as defined in the relevant credit agreement).

Our ability to comply with the covenants and restrictions contained in the indenture governing the 2018 Notes and the Senior Secured Credit Facilities may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under the indenture governing the 2018 Notes or the Senior Secured Credit Facilities that would permit the holders or applicable lenders to declare all amounts outstanding thereunder to be due and payable immediately, together with accrued and unpaid interest and any applicable redemption premium. In that case, we may be unable to borrow under new senior secured credit facilities and may not be able to repay the amounts due under the 2018 Notes and the Senior Secured Credit Facilities. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.

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

If our cash flow and capital resources are insufficient to fund our debt service obligations, to repay the 2012 Term Loans when they mature in 2017 or the 2018 Notes when they mature in 2018, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. Any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants which could further restrict our business operations. Our ability to implement successfully any such alternative financing plans will be dependent on a range of factors, including general economic conditions, the level of activity in mergers and acquisitions and capital markets generally and the terms of our various debt instruments then in effect. In addition, the Senior Secured Credit Facilities are secured by liens on substantially all of our and our subsidiaries’ assets, and any successor credit facilities are likely to be secured on a similar basis. As such, our ability to seek additional financing could be impaired as a result of such security interests and the agreements governing such security interests.

Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms could have a material adverse effect on our business, including our financial condition and results of operations.

We may be unable to raise funds necessary to finance the change of control repurchase offers required by the indenture governing BWAY Parent’s 2017 PIK Notes and BOE Intermediate BOE PIK Notes. Under the indentures governing the 2017 PIK Notes and BOE Intermediate's 9.00%/9.75% senior PIK Toggle Notes due 2017 (the "BOE PIK Note"), if we experience specific kinds of change of control, BWAY Parent must offer to repurchase the 2017 PIK Notes and BOE Intermediate must offer to repurchase the 2017 PIK Notes at a price equal to 101% of the principal amount of the applicable notes plus accrued and unpaid interest to the date of purchase and BOE Intermediate may be unable to repay all indebtedness indenture BOE PIK Notes. The occurrence of specified events that would constitute a change of control under the 2017 PIK Notes and the BOE PIK Notes indentures would also constitute a default under the Senior Secured Credit Facilities that permits the lenders to accelerate the maturity of borrowings thereunder and would require us to offer to repurchase the 2018 Notes under the 2018 Notes indenture. In addition, the Senior Secured Credit Facilities may limit or prohibit the purchase of the 2017 PIK Notes and the BOE PIK Notes by us in the event of a change of control, unless and until the indebtedness under the Senior Secured Credit Facilities and the 2018 Notes is repaid in full. As a result, following a change of control event, BWAY Parent may not be able to repurchase the 2017 PIK Notes and BOE Intermediate may not be able to repurchase the BOE PIK Notes unless all indebtedness outstanding under the Senior Secured Credit Facilities is first repaid and any other indebtedness that contains similar provisions is repaid, or BWAY Parent and BOE Intermediate may obtain a waiver from the holders of such indebtedness to provide it with sufficient cash to repurchase the 2017 PIK Notes and the BOE PIK Notes. Any future debt agreements that we enter into may contain similar provisions. We may not be able to obtain such a waiver, in which case BWAY Parent may be unable to repay all indebtedness under the 2017 PIK Notes and BOE Intermediate may be unable to repay all indebtness under the BOE PIK Notes.
Item 2. Properties
We believe our properties are sufficiently maintained and suitable for their intended use. Our owned properties are subject to a mortgage lien in favor of Deutsche Bank Trust Company Americas as collateral agent for the lenders under the Senior Secured Credit Facilities. We regularly evaluate our various manufacturing facilities in light of current and expected market conditions and demand, and may further consolidate our manufacturing facilities in the future. In addition to the manufacturing facilities listed below, we lease approximately 33,400 square feet of office space for our corporate and executive headquarters in Atlanta, Georgia and Oakbrook, Illinois.
The following list includes the location and approximate square footage of each of our manufacturing facilities in operation and whether we lease or own the facility. The list excludes properties not used in manufacturing, including warehouses, administrative offices or closed manufacturing facilities.

As of March 1, 2014	Square Footage	Interest
Metal Packaging Segment
Chicago, Illinois (1)	346,000	Leased
Cincinnati, Ohio	479,000	Leased
Fontana, California	84,000	Leased
Garland, Texas	108,000	Leased
Homerville, Georgia	417,000	Owned
Memphis, Tennessee	120,000	Leased
Sturtevant, Wisconsin	157,000	Leased
Trenton, New Jersey	105,000	Leased
York, Pennsylvania	97,000	Owned
Plastic Packaging Segment
Bryan, Texas	83,000	Leased
Cedar City, Utah	89,000	Owned
Cidra, Puerto Rico	83,000	Leased
Dayton, New Jersey	119,000	Leased
Elk Grove Village, Illinois	233,000	Leased
Elk Grove Village, Illinois	136,000	Leased
Indianapolis, Indiana	116,000	Leased
LaGrange, Georgia	146,000	Owned
Langley, British Columbia	200,000	Leased
Leominster, Massachusetts	194,000	Leased
Mansfield, Texas	108,000	Owned
Newnan, Georgia	235,000	Leased
Oakville, Ontario	180,000	Owned
Springhill, Nova Scotia	135,000	Owned
Valparaiso, Indiana	106,000	Leased
(1) Products produced at this facility are both metal packaging and plastic packaging segment products. However, the majority of the facility is used by the metal packaging segment.
Item 3. Legal Proceedings
We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. Details of the company’s legal proceedings are included in Note 20, “Commitments and Contingencies,” of Notes to Consolidated Financial Statements within Item 8, "Financial Statements and Supplementary Data" of this Annual Report.
Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no market for the equity securities of BWAY Intermediate.
Item 6. Selected Financial Data

On November 5, 2012, BWAY Intermediate’s parent company, BWAY Parent, was acquired by certain private equity investment vehicles sponsored by Platinum and certain members of management in a transaction accounted for as a business combination. BWAY Intermediate continued as the same legal entity following the Platinum Merger. However, due to the change in control of BWAY Parent, the assets and liabilities of the Company were recorded at their estimated fair value as of the acquisition date. On June 16, 2010, BWAY Holding had been acquired by investment entities affiliated with MDP and certain members of management in a transaction that was also accounted for as a business combination, and similarly resulting in the recording of the assets and liabilities of the Company at their estimated fair values as of the acquisition date (the "MDP Merger").

The accompanying selected financial data are presented as “Successor,” “Predecessor,” or "Predecessor II" to indicate whether they relate to BWAY Intermediate and its subsidiaries for all periods: (a) subsequent to the Platinum Merger (Successor), (b) prior to the Platinum Merger but subsequent to the MDP Merger (Predecessor), or (c) prior to the MDP Merger (Predecessor II).

During each of the periods of ownership described above, BWAY Intermediate and its subsidiaries operated under different ownership and capital structure. In addition, each change in ownership was accounted for under the acquisition method of accounting, which resulted in purchase price allocations that affect the comparability of results of operations between each period of ownership.
The following tables set forth our selected historical consolidated financial information. The information as of and for the fiscal year ended December 31, 2013 and for the successor period from November 6, 2012 to December 31, 2012 and the Predecessor period from October 1, 2012 to November 5, 2012 and for the fiscal years ended September 30, 2012 and September 30, 2011 have been derived from the audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.” The information as of September 30, 2011 and as of and for the period from June 16, 2010 to September 30, 2010 and the period from September 28, 2009 to June 15, 2010 and for the fiscal year ended September 27, 2009 has been derived from audited consolidated financial statements which are not included in this Annual Report.
Due to the different number of days in the Predecessor period from October 1, 2012 to November 5, 2012 and the Successor period from November 6, 2012 to December 31, 2012, statement of operations data for those periods are not comparable. Similarly, due to the different number of days in the Predecessor II period from September 28, 2009 to June 15, 2010 and the Predecessor period from June 16, 2010 to September 30, 2010, statement of operations data for those periods are also not comparable.
The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” References to “Notes to Consolidated Financial Statements” in this discussion and analysis refer to the notes to consolidated financial statements included in Item 8.

	Successor		Predecessor				Predecessor II
	Year Ended December 31	Period from November 6, 2012 to December 31 (1)	Period from October 1, 2012 to November 5	Year Ended September 30		Period from June 16, 2010 to September 30	Period from September 28, 2009 to June 15	Year Ended (2)
($ in millions)	2013	2012	2012	2012	2011	2010	2010	2009
Statements of Operations data
Net sales	$1,431.3	$133.9	$102.6	$1,179.8	$1,161.5	$325.0	$705.9	$904.4
Cost of products sold (excluding depreciation and amortization) (3)(4)(5)	1,180.3	121.4	92.5	995.1	1,001.6	276.0	598.5	755.5
Difference	251.0	12.5	10.1	184.7	159.9	49.0	107.4	148.9
Depreciation and amortization (6)	143.6	17.5	8.0	88.4	91.9	22.0	37.1	44.8
Selling and administrative (7)(8)	37.7	2.8	11.7	24.6	19.5	6.5	17.2	23.4
Restructuring (9)(10)(11)(12)(13)(14)	11.6	(0.1)	0.1	1.4	4.3	2.2	3.1	5.6
Merger transaction (15)(16)	1.1	—	10.9	—	—	13.9	16.5	—
Business acquisition costs (17)	5.4	—	—	0.3	1.0	0.5	0.6	—
Loss (gain) on disposition of equipment (18)	(0.9)	—	—	(9.8)	—	(0.1)	(0.3)	0.1
Other	0.6	(0.3)	0.6	(2.8)	0.7	0.1	0.9	0.4
Goodwill impairment loss (19)	—	—	—	—	124.6	—	—	—
Income from operations	51.9	(7.4)	(21.2)	82.6	(82.1)	3.9	32.3	74.6
Loss on extinguishment of debt (20)(21)(22)	—	1.0	20.0	—	—	—	59.9	4.8
Management fee (23)	5.0	5.0	—	—	—	—	—	—
Interest (24)(25)	58.1	7.0	4.4	48.9	52.9	15.8	25.2	35.1
(Loss) income before income taxes	(11.2)	(20.4)	(45.6)	33.7	(135.0)	(11.9)	(52.8)	34.7
(Benefit from) provision for income taxes (26)	(9.3)	(15.1)	(14.2)	12.0	(2.4)	(0.7)	(15.8)	11.2
Net (loss) income	$(1.9)	$(5.3)	$(31.4)	$21.7	$(132.6)	$(11.2)	$(37.0)	$23.5
Other financial data
Difference % (27)	17.5%	9.3%	9.8%	15.7%	13.8%	15.1%	15.2%	16.5%
Net cash provided by operating activities	$163.5	$(9.5)	$(40.5)	$108.2	$91.9	$63.4	$2.1	$71.3
Capital expenditures	(66.3)	(6.1)	(2.4)	35.6	36.8	6.4	18.1	18.5
Cash interest paid, net of amounts capitalized	54.0	12.3	4.9	44.1	48.2	7.5	28.1	29.0

	Successor		Predecessor			Predecessor II
($ in millions)	December 31, 2013	December 31, 2012	September 30, 2012	September 30, 2011	September 30, 2010	September 27, 2009
Balance Sheet data (28)
Working capital (29)	$207.9	$173.7	$167.0	$161.6	$162.9	$127.3
Total assets	2,017.3	1,716.2	1,186.8	1,237.8	1,363.0	855.5
Total debt and capital lease obligations (30)	953.9	707.7	647.3	719.3	698.6	411.8
Shareholders’ equity	$546.2	$573.9	$183.8	$155.0	$281.6	$198.3
Notes to Selected Financial Data Tables:

(1)	Effective February 8, 2013, we changed our fiscal year end from September 30 to December 31.

(2)
Effective at the beginning of fiscal 2010, which began September 28, 2009, we changed our fiscal year end from the Sunday closest to September 30 (which resulted in 52/53 week fiscal years) to September 30. Fiscal year 2009 consisted of 52 weeks and ended September 27, 2009.

(3)	Includes stock-based compensation expense as follows:

	Successor		Predecessor				Predecessor II
	Year Ended December 31	Period from November 6, 2012 to December 31	Period from October 1, 2012 to November 5	Year Ended September 30		Period from June 16, 2010 to September 30	Period from September 28, 2009 to June 15	Year Ended (a)
($ in millions)	2013	2012	2012	2012	2011	2010	2010	2009
Stock-based compensation expense
Cost of products sold (excluding depreciation and amortization) (b)	$—	$—	$3.7	$0.4	$0.5	$0.1	$1.9	$(0.5)
Selling and administrative expense (c)	—	—	9.8	1.0	1.0	0.2	2.0	1.5
Total stock-based compensation expense	$—	$—	$13.5	$1.4	$1.5	$0.3	$3.9	$1.0

(a)	See footnote 2 above.

(b)
For the period from October 1, 2012 to November 5, 2012, included the recognition of $3.6 million related to options vested in the Platinum Acquisition. For the period from September 28, 2009 to June 15, 2010, included the recognition of $1.5 million related to options vested in the MDP Merger. In 2009, included the recognition of $(0.7) million related to exit options modified concurrent with our predecessor’s initial public offering in June 2007.

(c)
For the period from October 1, 2012 to November 5, 2012, included the recognition of $9.4 million related to options vested in the Platinum Merger. For the period from September 28, 2009 to June 15, 2010, included the recognition of $1.7 million related to options vested in the MDP Merger. In 2009, included the recognition of $1.5 million related to exit options modified concurrent with our predecessor’s initial public offering in June 2007.

(4)
In 2013, included $0.8 million of a non-cash charge related to inventory carrying value recorded to increase inventory to fair value in the Ropak Acquisition purchase price allocation. In the period from October 1, 2012 to November 5, 2012, included $8.4 million of a non-cash charge related to increased inventory carrying value recorded to increase inventory to fair value in the Platinum Merger purchase price allocation.

(5)
In the period from June 16, 2010 to September 30, 2010, included $3.7 million of a non-cash charge related to increased inventory carrying value recorded to increase inventory to fair value in the MDP Merger purchase price allocation.

(6)
The change in depreciation and amortization expense in the Successor periods relative to the Predecessor periods is related to the impact of changes in the carrying amounts and expected useful lives of depreciable property, plant and equipment and definite-lived amortizable intangibles resulting from the Platinum Merger and MDP Merger purchase price allocations.

(7)	See footnote 3 above.

(8)	In the period from September 28, 2009 to June 15, 2010, included $0.8 million related to employer payroll taxes associated with stock options settled in the MDP Merger.

(9)	See Note 18, “Restructuring,” of Notes to Consolidated Financial Statements.

(10)	In 2013, primarily represents facility rationalizations and severance as a result of the Ropak Acquisition.

(11)
In fiscal 2011, included $1.4 million for severance and benefits associated with the elimination of certain salaried positions and $2.0 million related to restructuring initiatives following the Plastican and Phoenix Container acquisitions.

(12)
In the period from June 16, 2010 to September 30, 2010, included $0.9 million recorded to adjust a pension withdrawal liability associated with the closure of the Franklin Park facility in 2008 and $0.7 million related to lease costs associated with a warehouse closed associated with the closure of the Brampton facility.

(13)
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

(14)
In fiscal 2009, included $3.1 million related to the consolidation of administrative offices and elimination of redundant positions, $1.8 million related to the closure of the Franklin Park and Cleveland facilities in fiscal 2008, $0.3 million related to the planned closure of the Brampton facility and $0.3 million related to positions eliminated from our predecessor’s Canadian operations.

(15)
In the period from October 1, 2012 to November 5, 2012, these costs includes a $10.0 million bonus payments to certain members of management and $0.4 million of payroll taxes related to the bonus payments and to compensation resulting from the settlement of share options.

(16)
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

(17)
Business acquisition costs represent acquisition expenses related to the completion of successful business combinations for periods beginning after September 27, 2009 (prior accounting guidance allowed for the inclusion of these costs in the allocated purchase price). In 2013, these cost related to the Ropak Acquisition. In fiscal 2011, these costs related to the Plastican and Phoenix Container acquisitions. In the periods from June 16, 2010 to September 30, 2010 and September 28, 2009 to June 15, 2010, these costs related to the acquisition of Plastican and Ball Plastics, respectively.

(18)	In fiscal 2012, this represents a gain on certain equipment we sold used to manufacture blow molded plastic bottles.

(19)
Based on our goodwill impairment test as of July 1, 2011, we determined that the carrying value of our plastic packaging reporting unit exceeded its fair value, and we recognized an impairment of goodwill of $124.6 million. See Note 11, “Goodwill and Other Intangible Assets,” of Notes to Consolidated Financial Statements.

(20)
In the period from October 1, 2012 to November 5, 2012, loss on extinguishment of debt included the write-off of $1.7 million of unamortized OID and $18.2 million of unamortized debt issuance costs, each associated with the 2010 Term loans, and $0.1 million of fees and expenses.

(21)
In the period from September 28, 2009 to June 15, 2010, loss on extinguishment of debt related to Predecessor’s debt refinanced as part of the MDP Merger. The amount included the write-off of $23.3 million of unrecognized original issue discount on Predecessors senior notes due 2014 (the "2014 Notes") the write-off of $7.1 million of unamortized deferred debt issuance costs, tender and consent payments of $28.6 million on the 2014 Notes and approximately $0.9 million of fees and expenses.

(22)
In 2009, loss on extinguishment of debt related to Predecessor’s refinancing of its senior notes which were due in 2010. The notes were refinanced with the 2014 Notes. Included in loss on extinguishment of debt was a call premium of $3.3 million and the write-off of $1.5 million of unamortized deferred debt issuance costs.

(23)	In 2013 and from November 6, 2012 to December 31, 2012, the Company paid PE Advisors $5.0 million in each period for their annual management fee.

(24)	In the periods subsequent to November 5, 2012, interest expense reflects the impact of higher debt associated with the debt incurred to finance the Platinum Merger and the Ropak Acquisition.

(25)	In the periods subsequent to June 15, 2010, interest expense reflects the impact of higher debt and higher weighted-average interest rates associated with debt incurred to finance the MDP Merger.

(26)
In the periods subsequent to June 15, 2010, benefit from income taxes was impacted by certain expenses associated with the Platinum Merger, MDP Merger and related transactions that were not deductible for income tax purposes.

(27)
Calculated as net sales less cost of products sold (excluding depreciation and amortization) as a percentage of net sales. See footnotes 3, 4 and 5 above for amounts included in cost of products sold (excluding depreciation and amortization) that could affect the percentage.

(28)
Balance sheet data is as of the period end date. Balance sheet data at December 31, 2012 and September 30, 2010 reflects the impact of the revaluation of the balance sheet to fair value as part of the purchase price allocations associated with the Platinum Merger and MDP Merger, respectively.

(29)	Working capital is current assets less current liabilities.

(30)
Total debt at December 31, 2013 includes gross principal outstanding of $928.6 million less OID of $1.8 million plus premium of $18.6 million. Total debt at December 31, 2012 includes gross principal outstanding of $675.0 million less OID of $2.3 million plus premium of $22.1 million. Total debt at September 30, 2012 includes gross principal outstanding of $641.6 million less OID of $3.8 million. Total debt at September 30, 2011 includes gross principal outstanding of $713.6 million less OID of $4.4 million. Total debt at September 30, 2010 includes gross principal outstanding of $693.8 million less unamortized OID of $5.1 million. Total debt at September 27, 2009 includes gross principal outstanding on Predecessor’s 2014 Notes of $228.5 million less OID of $26.5 million. At the end of December 31, 2013, December 31, 2012, September 30, 2012, September 30, 2011, September 30, 2010, and September 27, 2009, total debt included capital lease obligations of $8.4 million, $9.3 million, $9.5 million, $10.1 million, $9.9 million, and $9.5 million, respectively. The increase in capital leases in 2009 related to the acquisition of approximately $10.8 million of capital leases with the acquisition of Central Can.

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

All references to “2013” in this section are to our fiscal year ended December 31, 2013. References to “2012” in this section are to the twelve months ended December 31, 2012, derived by adding the results of operations of our Predecessor from January 1, 2012 to November 5, 2012 to our audited results of operations from November 6, 2012 to December 31, 2012. All references to the “Transition Period” in this section are to the three months ended December 31, 2012, derived by adding the audited results of operations of our Predecessor from October 1, 2012 to November 5, 2012 to our audited results of operations from November 6, 2012 to December 31, 2012. The combined financial data for 2012 and the Transition Period do not comply with generally accepted accounting principles and are not intended to represent what our operating results would have been if the Platinum Merger had occurred at the beginning of the period because the periods being combined are under two different bases of accounting as a result of the Platinum Merger on the Acquisition Date. References to “fiscal 2012” and “fiscal 2011” in this section are to our Predecessor’s fiscal years ended September 30, 2012, and 2011, respectively.

Acquisition of the Company

Effective November 5, 2012, BWAY Parent was acquired by certain private equity investment vehicles sponsored by Platinum Equity, LLC and certain members of management. See Note 3, “Acquisition of BWAY Parent by Platinum” for a discussion of the Platinum Merger The transaction resulted in a change in control.

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

Effective February 8, 2013, we changed our fiscal year end from September 30 to December 31. The accompanying consolidated financial statements cover the Predecessor period from October 1, 2012 to November 5, 2012 and the years ended September 30, 2012 and 2011, and the Successor period from November 6, 2012 to December 31, 2012. Our 2013 fiscal year covers the period from January 1, 2013 to December 31, 2013.
Overview
We are a leading North American manufacturer of general line rigid metal and plastic containers, which are used to package industrial and consumer goods. We manufacture our products in 24 strategically located facilities in the United States, Canada and Puerto Rico and primarily sell to customers in these geographic markets. We believe we are the only company in North America with the ability to service customers on a national basis in both general line rigid metal and plastic packaging. In fiscal 2013, we generated net sales of $1.4 billion.
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
Our primary products within each of these segments include:
Metal packaging: General line rigid metal containers made from steel, including paint cans and components, aerosol cans, steel pails, oblong cans, a variety of other specialty cans and ammunition boxes. Our customers use our metal containers to package paint, household and personal care products, automotive after-market products, paint thinners, driveway and deck sealants and other end-use products. In 2013, net sales for this segment were $706.3 million, or 49.3% of consolidated net sales.
Plastic packaging: General line rigid plastic containers made from plastic resin, including injection-molded plastic pails, square containers and rectangular containers, and blow-molded tight-head containers, hybrid and all-plastic paint cans, bottles and drums. Our customers use our plastic containers to package food products, petroleum products, agricultural chemicals, other chemical applications, paint, ink, edible oils, high-solid coatings, roofing mastic, adhesives, driveway sealants and other end-use products. In 2013, net sales for this segment were $725.0 million, or 50.7% of consolidated net sales.
Factors Affecting Our Results of Operations
In the first quarter of fiscal 2013, we acquired Ropak. In conjunction with the Ropak Acquisition in 2013, we closed four of our legacy BWAY plastic manufacturing facilities and began consolidating substantial manufacturing volume from those legacy BWAY facilities into the newly acquired Ropak facilities during the first two quarters of 2013. This integration was substantially completed by the end of July 2013. We cannot quantify the direct incremental impact of sales or expenses generated at Ropak’s facilities from their operations in 2013 because their 2013 results include operational activities transferred from our four legacy BWAY facilities that were closed. In the first quarter of fiscal 2011, we acquired Plastican and Phoenix Container. In this discussion and analysis, we refer to these two acquisitions as the “business acquisitions.”
Revenue
Our revenue, or net sales, is generated from the sale of products to external customers. Net sales reflect reductions for customer credits, sales returns and allowances and earned quantity discounts.
Our net sales depend in large part on the varying economic and other conditions of the end-markets affecting our customers. Approximately one third of our sales are to customers that package products for housing-related markets, the largest of which is architectural paint and coatings. Our sales to these customers are affected by changes in those markets. Approximately two thirds of our sales are to customers that serve a relatively broad range of products and markets, which have historically exhibited steady growth. Demand for our products may change due to changes in general economic conditions, the housing market, consumer confidence, weather, commodity prices, employment and personal income, each of which is beyond our control.
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
Revenues in each of our segments are seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the fourth quarter of our fiscal year when activity in several of our end markets, most notably the home improvement and repair sector, is generally slower. For example, in the fourth quarters of 2013 and 2012, net sales were approximately 22% and 20%, respectively, of net sales for the entire fiscal year. These seasonal patterns affect our quarterly operating results and working capital requirements.
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
Raw Materials
Raw materials for the metal packaging segment include tinplate, blackplate and cold rolled steel, various fittings, coatings, inks and compounds. Tinplate steel producers have historically implemented annual price changes, generally at the beginning of the year. Cold rolled steel producers have historically implemented quarterly price changes.
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

For a discussion of recent acquisitions, see Note 4, “Business Acquisitions,” of Notes to Consolidated Financial Statements.
Restructuring Initiatives
From time to time, we undertake certain restructuring initiatives. For a discussion of current restructuring initiatives, see Note 18, “Restructuring,” of Notes to Consolidated Financial Statements.

Operational Improvements

We have embarked on an accelerated operational improvement program to implement previously identified synergies through the Ropak Acquisition and operational improvements identified at BWAY. To date, multiple actions representing approximately $84.6 million in annualized earnings improvements have been identified and are being implemented across a variety of functional areas including sales and marketing, supply chain, manufacturing and selling, general and administrative. As of December 31, 2013, initiatives expected to generate approximately $65.9 million, or 78%, of such annualized earnings improvement have been fully implemented with the majority of the remaining initiatives in advanced stages of implementation and expected to be completed in 2014. In addition, we continue to identify additional cost saving opportunities that are in various stages of development, and we expect to implement these initiatives in 2014 and 2015. Many of these cost savings initiatives were a result of the Ropak Acquisition and were implemented in the first half of 2013. The initiatives that affect the legacy Ropak facilities and which were implemented in the first half of 2013 are not necessarily accretive to our actual 2012 results because Ropak's 2012 financial results are not reported in our consolidated financial statements.
Seasonality
Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the fourth quarter of our fiscal year. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate. Because of such seasonality, financial results for a particular quarter may not be indicative of results for the entire year. For example, in the fourth quarters of 2013 and 2012 our net sales were 22% and 20% of total annual net sales.
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

2013 compared to 2012

	Successor		Predecessor		Percentage Change
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from January 1, 2012 to November 5, 2012 (Unaudited)	Combined 2012	2012 to 2013
Net sales
Metal packaging segment	$706.3	$86.5	$635.5	$722.0	(2.2)%
Plastic packaging segment	725.0	47.4	398.5	445.9	62.6
Total	$1,431.3	$133.9	$1,034.0	$1,167.9	22.6
Percentage of net sales
Metal packaging segment	49.3%	64.6%	61.5%	61.8%
Plastic packaging segment	50.7	35.4	38.5	38.2
Total	100.0%	100.0%	100.0%	100.0%

	Successor		Predecessor		Percentage Change
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from January 1, 2012 to November 5, 2012 (Unaudited)	Combined 2012	2012 to 2013
Cost of products sold (1)
Metal packaging segment	$545.8	$75.1	$499.4	$574.5	(5.0)%
Plastic packaging segment	633.5	46.5	369.7	416.2	52.2
Segment total	1,179.3	121.6	869.1	990.7	19.0
Corporate	1.0	(0.2)	4.2	4.0	(75.0)
Total	$1,180.3	$121.4	$873.3	$994.7	18.7
Net sales less cost of products sold (1)
Metal packaging segment	$160.5	$11.4	$136.1	$147.5	8.8%
Plastic packaging segment	91.5	0.9	28.8	29.7	208.1
Corporate	(1.0)	0.2	(4.2)	(4.0)	(75.0)
Total	$251.0	$12.5	$160.7	$173.2	44.9
Net sales less cost of products sold as a percentage of net sales (1)
Metal packaging segment	22.7%	13.2%	21.4%	20.4%
Plastic packaging segment	12.6	1.9	7.2	6.7
Consolidated	17.5	9.3	15.5	14.8

(1)	Excludes depreciation and amortization expense.

Net sales

Consolidated net sales increased $263.4 million or 22.6% to $1,431.3 million. The increase is primarily due to the effect of the legacy Ropak facilities. Also, impacting the comparability of net sales for the year was lower market demand for the Company's products and the sale of the Company's plastic bottle business in March 2012 which accounted for $12.3 million of net sales in 2012.

Net sales for the metal packaging segment decreased $15.7 million (2.2%) to $706.3 million. The decrease primarily resulted from lower volumes driven by lower market demand.

Net sales for the plastic packaging segment increased $279.1 million (62.6%) to $725.0 million. The increase is primarily from the legacy Ropak facilities. Excluding the impact of the legacy Ropak facilities and the March 2012 sale of the bottle business, plastic segment net sales decreased as a result of lower volumes driven by lower market demand and actions taken to reduce or eliminate lower margin accounts.

Difference between net sales and cost of products sold (excluding depreciation and amortization)

The difference between consolidated net sales and cost of products sold (excluding depreciation and amortization) was $251.0 million, or 17.5% as a percentage of net sales, as compared to $173.2 million and 14.8% in 2012. Significantly impacting the increase of $77.8 million were the legacy Ropak facilities and synergies associated with the legacy Ropak facilities which primarily include the benefits associated with closing four legacy plastic facilities and consolidating a substantial portion of their operations into legacy Ropak facilities and other operational synergies including supply chain initiatives and elimination of certain general and administrative costs. In addition to the impact of the legacy Ropak facilities, the increase was also attributable to the effective management of the pass-through of raw material price changes, actions taken to reduce or eliminate lower margin accounts, and lower operational costs as a result of our productivity initiatives, partially offset by lower volumes.

The difference between net sales and cost of products sold (excluding depreciation and amortization) for the metal packaging segment in 2013 was $160.5 million, or 22.7% as a percentage of net sales, as compared to $147.5 million, or 20.4% as a percentage of net sales, in 2012. The increase of $13.0 million is primarily attributable to the effective pass through of raw material costs, and the cost savings associated with productivity initiatives partially offset by lower volumes.

The difference between net sales and cost of products sold (excluding depreciation and amortization) for the plastic packaging segment in 2013 was $91.5 million, or 12.6% as a percentage of net sales, as compared to $29.7 million and 6.7% in 2012. Significantly impacting the increase of $61.8 million were the legacy Ropak facilities and synergies associated with the legacy Ropak facilities which primarily include the benefits associated with closing four legacy plastic facilities, consolidating a substantial portion of their operations into legacy Ropak facilities and other operational synergies including supply chain initiatives and elimination of certain general and administrative costs. Improvements also resulted from actions taken by the Company to improve margins in this segment, including productivity improvement initiatives, changes in policies and practices with regard to passing through changes in resin prices, and proactive actions related to lower margin accounts, partially offset by lower volumes. Also included in 2013 was $3.1 million for one-time impacts related to plant realignment costs.

Factors which also impacted the comparability of results between 2013 and 2012 included $0.8 million of amortization of a fair value adjustment recorded to increase inventory in the purchase price allocation related to the legacy Ropak facilities in 2013, and the March 2012 sale of the plastic bottle business which accounted for approximately $12.3 million of net sales.

Depreciation and Amortization

	Successor		Predecessor		Percentage Change
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from January 1, 2012 to November 5, 2012 (Unaudited)	Combined 2012	2012 to 2013
Depreciation and amortization by segment
Metal packaging	$90.0	$14.0	$41.3	$55.3	62.7%
Plastic packaging	48.5	2.8	30.1	32.9	47.4
Segment depreciation and amortization	138.5	16.8	71.4	88.2	57.0
Corporate	5.1	0.7	3.5	4.2	21.4
Consolidated depreciation and amortization	$143.6	$17.5	$74.9	$92.4	55.4%

In 2013, depreciation and amortization expense increased $51.2 million due to an increase in depreciation expense of $23.0 million and an increase in amortization expense of $28.2 million. The increase is primarily attributable to the Platinum Merger and the legacy Ropak facilities.

Selling and Administrative Expense

	Successor		Predecessor		Percentage Change
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from January 1, 2012 to November 5, 2012 (Unaudited)	Combined 2012	2012 to 2013
Selling and administrative expense by segment
Metal packaging	$3.3	$0.8	$5.6	$6.4	(48.4)%
Plastic packaging	13.1	0.4	4.0	4.4	197.7
Segment selling and administrative expense	16.4	1.2	9.6	10.8	51.9
Corporate	21.3	1.6	21.1	22.7	(6.2)
Consolidated selling and administrative expense	$37.7	$2.8	$30.7	$33.5	12.5%

Excluding professional fees related to identifying and executing business performance initiatives of $9.8 million in 2013 and share based compensation expense of $10.6 million in 2012, selling and administrative expense increased $5.0 million (21.8%) to $27.9 million, or approximately 1.9% of net sales.

Other items

Restructuring expense - In 2013, restructuring expense was primarily related to severance and benefits for terminated employees and facility holding and closure costs for closed facilities. These restructuring activities were primarily associated with achieving synergies from the Ropak Acquisition.

Interest expense - In 2013, interest expense increased primarily due to increased borrowings related to the Platinum Merger and the Ropak Acquisition. Debt principal outstanding as of December 31, 2013 and December 31, 2012 was $928.6 million and $678.6 million, respectively.

Merger transaction costs - In 2012, we recorded $10.9 million of merger related transaction costs. The $10.9 million includes a $10.0 million management sale bonus payment and $0.4 million of employer payroll taxes related to the bonus payments and compensation associated with the settlement of stock options.

Business acquisition costs - In 2013, we recorded $5.4 million of professional fees and other costs to acquire the legacy Ropak facilities, including a success-based transaction fee of $5.0 million to PE Advisors of which $3.4 million was determined to be business acquisition cost and $1.6 million was capitalized as debt issuance costs.

Gain on disposition of equipment - In March 2012 we sold assets related to our plastic bottle business for $9.3 million in excess of their book value.

Loss on extinguishment of debt - In 2012, we recorded a loss on extinguishment of debt of $21.0 million. The amount included the write-off of $1.7 million of unamortized OID and $18.2 million of unamortized debt issuance costs, each associated with the 2010 Term Loans, and $0.1 million of fees and expenses.

Management fee - In 2013 and in 2012, we recorded $5.0 million of annual management fees to PE Advisors pursuant to a corporate advisory services agreement.

Other - In 2013, other included foreign currency losses related to an intercompany loan denominated in Canadian currency.

Benefit from (provision for) income taxes - In 2013, the effective tax rate was approximately 83.0%. The rate differed from the federal statutory rate primarily due to a worthless stock loss taken on a foreign subsidiary.

Transition Period compared to the Three Months Ended December 31, 2011

			Transition Period
($ in millions)	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Combined Three Months Ended December 31, 2012	Three Months Ended December 31, 2011 (Unaudited)	Percent Change
Net sales
Metal packaging segment	$86.5	$63.0	$149.5	$153.8	(2.8)%
Plastic packaging segment	47.4	39.6	87.0	94.6	(8.0)%
Total	$133.9	$102.6	$236.5	$248.4	(4.8)%
Cost of products sold (1)
Metal packaging segment	$75.1	$51.6	$126.7	$123.2	2.8%
Plastic packaging segment	46.5	37.0	83.5	91.0	(8.2)%
Segment total	121.6	88.6	210.2	214.2	(1.9)%
Corporate	(0.2)	3.9	3.7	0.1	NM
Total	$121.4	$92.5	$213.9	$214.3	(0.2)%
Net sales less cost of products sold (1)
Metal packaging segment	$11.4	$11.4	$22.8	$30.6	(25.5)%
Plastic packaging segment	0.9	2.6	3.5	3.6	(2.8)%
Corporate	0.2	(3.9)	(3.7)	(0.1)	NM
Total	$12.5	$10.1	$22.6	$34.1	(33.7)%
Net sales less cost of products sold as a percentage of net sales (1)
Metal packaging segment	13.2%	18.1%	15.3%	19.9%
Plastic packaging segment	1.9%	6.6%	4.0%	3.8%
Consolidated	9.3%	9.8%	9.6%	13.7%

(1) Excludes depreciation and amortization expense.

Net Sales

Consolidated net sales for the transition period decreased $11.9 million, or 4.8%, to $236.5 million compared to the three months ended December 31, 2011. Excluding the effect of the sale of the Company’s bottle business, the decrease is primarily due to lower overall volumes, which decreased approximately 3.4%, primarily as a result of lower market demand, and was partially offset by the pass through of higher raw material costs.

During the transition period, net sales for the Company’s metal packaging segment were $149.5 million compared to $153.8 million in the three months ended December 31, 2011. The decrease resulted from lower volumes and a weaker product sales mix which was partially offset by effective pass-through of raw material driven selling prices.

During the transition period, net sales for the plastic packaging segment for were $87.0 million compared to $94.6 million in the three months ended December 31, 2011. Excluding the effect of the sale of the Company’s bottle business, volume on the remaining products declined by 1.3% driven primarily by actions taken to reduce or eliminate lower margin accounts.

Difference between net sales and cost of products sold (excluding depreciation and amortization)

The difference between consolidated net sales and cost of products sold (excluding depreciation and amortization) was $22.6 million for the transition period and includes $3.6 million of unamortized stock compensation expense that was recognized due to the vesting of all stock options in association with the Platinum Merger in the Predecessor period ended November 5, 2012. The charge is included in corporate expenses. The Successor period ended December 31, 2012 includes $8.4 million related to the amortization of the fair value adjustment to inventories recorded in purchase accounting. Excluding these Platinum Merger related items, the difference between net sales and cost of products sold was $34.6 million compared to $34.1 million for the three months ended December 31, 2011 and as a percentage of net sales increased to 14.6% in the three months ended December 31, 2012, as adjusted, from 13.7% in the transition period and December 31, 2011, respectively. The increase was largely attributable to effective management of the pass through of raw material price changes and was partially offset by lower volumes and a weaker sales mix.

The difference between metal net sales and cost of products sold (excluding depreciation and amortization) for the transition period was $22.8 million compared to $30.6 million for the three months ended December 31, 2011. Excluding $6.5 million related to the amortization of the fair value adjustment to inventories recorded in purchase accounting in the Successor period, the difference for the transition period was $29.3 million, or a decrease to 19.6% as a percentage of net sales from 19.9% the three months ended December 31, 2011. Lower volumes of 4.6%, weaker product sales mix and costs associated with changing the Company’s year-end to December 31 were offset by effective management of raw material cost change pass-through.

The difference between plastic net sales and cost of products sold (excluding depreciation and amortization) for the transition period was $3.5 million compared to $3.6 million for the three months ended December 31, 2011. Excluding $1.9 million related to the amortization of the fair value adjustment to inventories recorded in purchase accounting in the Successor period, difference between net sales and cost of products sold was $5.4 million for the current period, or an increase to 6.2% as a percentage of net sales from 3.8% the three months ended December 31, 2011. The increase resulted from actions taken by the Company to improve margins in this segment including, productivity improvement initiatives, changes in policies and practices with regard to passing through changes in resin prices, and proactive actions related to lower margin accounts, partially offset by costs associated with changing the Company’s fiscal year-end to December 31.

Selling and Administrative Expense

In the transition period, segment selling and administrative expense was $2.0 million compared to $2.7 million for the three months ended December 31, 2011.

In the Predecessor period ended November 5, 2012, corporate expenses included in selling and administrative expense included stock-based compensation expense of $9.8 million, including $9.4 million related to unamortized grant date fair value recognized due to the vesting of all stock options in association with the Platinum Merger. Excluding the additional stock-based compensation expense due to the Platinum Merger, corporate undistributed selling and administrative expense decreased $0.2 million in the Transition Period compared to the three months ended December 31, 2011 and remained approximately 1% of net sales.

Other items

Depreciation and amortization expense - In the transition period, depreciation and amortization expense increased to $25.5 million, an increase of $4.0 million compared to the three months ended December 31, 2011. The increase was primarily attributable to purchase accounting adjustments which increased the fair value of fixed assets and definite-lived intangible assets.

Interest expense - In the transition period interest expense decreased $1.2 million compared to the three months ended December 31, 2011 primarily due to lower average outstanding borrowings during the respective quarter. Debt principal outstanding as of December 31, 2012 and December 31, 2011 was $678.6 million and $696.1 million, respectively.

Merger transaction costs - In the Predecessor period ended November 5, 2012, we recorded $10.9 million of merger related transaction costs. The $10.9 million includes a $10.0 million management sale bonus payments and $0.4 million of employer payroll taxes related to the bonus payments and compensation associated with the settlement of stock options.

Loss on extinguishment of debt - In the Predecessor period ended November 5, 2012, we recorded a loss on extinguishment of debt of $20.0 million. The amount included the write-off of $1.7 million of unamortized OID and $18.2 million of unamortized debt issuance costs, each associated with the 2010 Term Loans, and $0.1 million of fees and expenses.

Management fee expense - In the transition period we recorded a $5.0 million management fee to PE Advisors pursuant to a corporate advisory services agreement.

Other expense (income) - In the transition period, other expense included foreign exchange losses of $0.4 million. In the three months ended December 31, 2011, other income included foreign exchange gains of $0.5 million. The foreign exchange gains/losses are primarily related to our operations in Canada.

Benefit from income taxes - In the transition period, the effective tax rate was approximately 44.4%. In the three months ended December 31, 2011, the effective tax rate was approximately 43.1%. The effective tax rates for the transition period were higher than the federal statutory rate due to merger related costs previously capitalized for tax purposes which became deductible in the Successor period ended December 31, 2012. The effective tax rate for the three months ended December 31, 2011 was higher than the statutory rate as a result of the domestic production deduction taken during the period.

Fiscal 2012 compared to Fiscal 2011

	Predecessor		Percentage Change
($ in millions)	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2011	2011 to 2012
Net sales
Metal packaging segment	$726.3	$693.6	4.7%
Plastic packaging segment	453.5	467.9	(3.1)
Total	$1,179.8	$1,161.5	1.6
Percentage of net sales
Metal packaging segment	61.6%	59.7%
Plastic packaging segment	38.4	40.3
Total	100.0%	100.0%

	Predecessor		Percentage Change
($ in millions)	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2011	2011 to 2012
Cost of products sold (1)
Metal packaging segment	$571.0	$558.5	2.2%
Plastic packaging segment	423.7	442.6	(4.3)
Segment total	994.7	1,001.1	(0.6)
Corporate	0.4	0.5	(20.0)
Total	$995.1	$1,001.6	(0.6)
Net sales less cost of products sold (1)
Metal packaging segment	$155.3	$135.1	15.0%
Plastic packaging segment	29.8	25.3	17.8
Corporate	(0.4)	(0.5)	(20.0)
Total	$184.7	$159.9	15.5
Net sales less cost of products sold as a percentage of net sales (1)
Metal packaging segment	21.4%	19.5%
Plastic packaging segment	6.6	5.4
Consolidated	15.7	13.8

(1) Excludes depreciation and amortization expense.

Net sales

Consolidated net sales increased $18.3 million (1.6%) to $1,179.8 million. The increase is primarily due to higher selling prices resulting, in part, from the pass-through of higher raw material costs and the mix of products sold, partially offset by decrease in volume. Overall volume decreased approximately 2.2% from the fiscal year ended September 30, 2011 primarily as a result of weak market conditions.

Net sales for the metal packaging segment increased $32.7 million (4.7%) to $726.3 million. The increase is primarily due to higher raw material driven selling prices, partially offset by a 0.7% decrease in volume.

Net sales for the plastic packaging segment decreased $14.4 million (3.1%) to $453.5 million. The decrease resulted, in part, from lower volume as a result of market demand and actions taken to reduce or eliminate lower margin accounts. Excluding the effect of the sale of our bottle business, segment volume decreased approximately 3.7% from fiscal 2011.

Difference between net sales and cost of products sold (excluding depreciation and amortization)

The difference between consolidated net sales and cost of products sold (excluding depreciation and amortization) increased $24.8 million (15.5%) to $184.7 million. The difference as a percentage of net sales increased to 15.7% from 13.8% in fiscal 2011. The increase is primarily attributable to continued cost reduction and productivity improvement initiatives, actions taken to reduce or eliminate lower margin accounts, and the effective management of raw material cost change pass-through, partially offset by the effect of lower volume.

The difference between net sales and cost of products sold (excluding depreciation and amortization) for the metal packaging segment increased $20.2 million (15.0%) to $155.3 million. The difference as a percentage of net sales increased to 21.4% from 19.5% in fiscal 2011. The increase is primarily attributable to continued cost reduction and productivity improvements initiatives, and the effective management of raw material cost change pass-through, partially offset by the effect of lower volume.

The difference between net sales and cost of products sold (excluding depreciation and amortization) for the plastic packaging segment increased $4.5 million (17.8%) to $29.8 million. The difference as a percentage of net sales increased to 6.6% from 5.4% in fiscal 2011. The increase is primarily attributable to actions taken by management to improve margins, productivity improvement initiatives, changes in policies and practices with regard to passing through changes in resin prices and proactively exiting relationships with lower margins.

Corporate costs in costs of products sold relate to stock-based compensation expense, which decreased $0.1 million to $0.4 million in fiscal 2012.

Depreciation and Amortization

	Predecessor		Percentage Change
($ in millions)	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2011	2011 to 2012
Depreciation and amortization by segment
Metal packaging	$48.8	$50.5	(3.4)%
Plastic packaging	35.5	38.0	(6.6)
Segment depreciation and amortization	84.3	88.5	(4.7)
Corporate	4.1	3.4	20.6
Consolidated depreciation and amortization	$88.4	$91.9	(3.8)%

In fiscal 2012, depreciation expense decreased 4.8% to $43.2 million and amortization expense decreased 2.8% to $45.2 million. In fiscal 2011, depreciation and amortization expense included additional depreciation and amortization due to the revaluation of property, plant and equipment and higher intangible assets subject to amortization, each related to the MDP Merger in the third quarter of fiscal 2010 and, to a lesser degree, the Plastican and Phoenix Container acquisitions in the first quarter of fiscal 2011.

Selling and Administrative Expense

	Predecessor		Percentage Change
($ in millions)	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2011	2011 to 2012
Selling and administrative expense by segment
Metal packaging	$6.8	$4.4	54.5%
Plastic packaging	4.7	5.3	(11.3)
Segment selling and administrative expense	11.5	9.7	18.6
Corporate	13.1	9.8	33.7
Consolidated selling and administrative expense	$24.6	$19.5	26.2%

In fiscal 2012, segment selling and administrative expense increased $1.8 million (18.6%) to $11.5 million and from 0.8% of net sales in fiscal 2011 to 1.0% of net sales in fiscal 2012. In fiscal 2012, corporate selling and administrative expense increased $3.3 million (33.7%) to $13.1 million. The increases in segment selling and administrative expense and corporate selling and administrative expense is primarily due to higher performance-based compensation expense in fiscal 2012, partially offset by a headcount reduction implemented at the beginning of fiscal 2012. In fiscal 2011, corporate selling and administrative expense included lower performance-based compensation expense.

Other items

Restructuring expense - In fiscal 2012, restructuring expense was primarily related to on-going holding costs related to previously closed manufacturing facilities compared to additional expenses in fiscal 2011 that included $1.4 million for severance and benefits associated with the elimination of certain salaried positions and $2.0 million related to restructuring initiatives following the Plastican and Phoenix Container acquisitions.

Interest expense - In fiscal 2012, interest expense decreased primarily due to lower average credit facility borrowings outstanding as a result of debt repayments and to a decrease in the average interest rate on credit facility borrowings following the amendment of the credit agreement in February 2011. In fiscal 2011, interest expense included additional borrowings in June 2010 to finance the MDP Merger.

Business acquisition costs - In fiscal 2011, business acquisition costs were primarily related to expenses associated with the acquisitions of Plastican and Phoenix Container.

Gain on disposition of equipment - In fiscal 2012, gain on the disposition of equipment primarily consisted of a gain on the sale of certain manufacturing equipment used to manufacture blow molded plastic bottles.

Other - In fiscal 2012, other included an unrealized foreign exchange gain of $2.0 million primarily related to the U.S. dollar denominated debt of our Canadian subsidiary.

Goodwill impairment loss - Following the completion of our annual goodwill impairment test for fiscal 2011, we determined that we had an impairment of goodwill in our plastic packaging reporting unit. As such, we recorded a goodwill impairment loss of $124.6 million in the fourth quarter of fiscal 2011. The fair value of the reporting unit was estimated using the expected present value of future cash flows, public company trading multiples and recent transaction multiples of packaging companies. During the period subsequent to the MDP Merger, cash flows of the plastic packaging reporting unit were negatively impacted by lower volume, competitive pricing actions and the timing and magnitude of changes in the cost of resin (including a corresponding lag associated with selling price pass-through of cost changes to customers). By the fourth quarter of fiscal year 2011, it became apparent that these factors would negatively impact future earnings and cash flows of the plastic packaging reporting unit. The goodwill impairment test in the fourth quarter of fiscal year 2011 considered the effect of these cumulative factors and resulted in the goodwill impairment loss. Although we had to proceed to the second step of the goodwill impairment test for our plastic packaging reporting unit, there was no goodwill impairment indicated for fiscal year 2012.

Provision for (benefit from) income taxes - In fiscal 2012, the effective tax rate was approximately 36%. The rate differed from the federal statutory rate primarily due to the impact of a Section 199 manufacturing deduction, R&D tax credit, state taxes and provision to return adjustments. In fiscal 2011, the effective tax rate was approximately 2%. The effective tax rate was affected by the non-deductibility of a majority of the goodwill impairment loss and, to a lesser extent, by certain state tax law and apportionment changes that resulted in additional income tax expense.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the $200.0 million ABL Facility, which is subject to certain borrowing base limitations. As of December 31, 2013, we had $156.2 million available to borrow under the ABL Facility net of outstanding letters of credit, and we had $40.3 million of cash and cash equivalents. As of December 31, 2013, we had no outstanding borrowings under the ABL Facility, which could have been borrowed at a variable interest rate of 3.8%. Of the total cash and cash equivalents, as of December 31, 2013, $7.9 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. We do not currently foresee a need to repatriate funds from our non-U.S. subsidiaries. Although we have historically satisfied needs for more capital in the U.S. through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. This alternative could result in higher effective tax rates.

In 2013, our outstanding debt principal increased from $678.6 million to $928.6 million primarily due to borrowing $261.0 million in January 2013 to finance, in part, the Ropak Acquisition, less $7.3 million of scheduled repayments and the repayment of $3.6 million of ABL Facility borrowings our outstanding as of December 31, 2012. The weighted-average interest rate on outstanding borrowings decreased from 6.2% as of December 31, 2012 to 5.7% as of December 31, 2013. For a discussion of the Ropak Acquisition, see Note 4, “Business Acquisitions” of Notes to Consolidated Financial Statements in Item 8. As of each of December 31, 2012 and December 31, 2013, BWAY Parent had $335.0 million aggregate principal amount of 9.50%/10.25% senior PIK toggle due 2017 notes outstanding. We are neither a borrower nor a guarantor of the 2017 PIK Notes. BWAY Parent is generally required to make subsequent interest payments in cash (either in whole or in part) on the 2017 PIK Notes to the extent it has the ability to do so. As such, in 2013, we paid cash dividends of $31.5 million to BWAY Parent in order for it to pay cash interest on its 2017 PIK Notes. We currently anticipate that we will have sufficient restricted payment capacity under the 2018 Notes and the Senior Secured Credit Facilities to enable BWAY Parent to pay cash interest on the 2017 PIK notes; however, this may change as a result of a variety of factors. To the extent BWAY Parent makes such interest payments in cash, we will be required to provide the necessary funding. If we are limited in our ability to fund cash interest payments on the 2017 PIK Notes, then such interest payments will be paid-in-kind through the issuance of additional notes.

On May 13, 2013, BOE Intermediate completed the private placement offering of the BOE PIK Notes (which consist of $285.0 million aggregate principal amount of 9.00%/9.75% senior PIK toggle notes due 2017). We are neither a borrower nor a guarantor of the BOE PIK Notes. The proceeds of the offering paid a special dividend to the shareholders of BOE Holding, extinguished $25.0 million of outstanding promissory notes with its shareholders due November 2015 and paid certain costs and expenses related to the offering. BOE Intermediate can elect to pay interest on the BOE PIK Notes in cash, in-kind or a combination thereof. Unlike the 2017 PIK Notes, there is no requirement to pay cash interest. To the extent BOE Intermediate makes such interest payments in cash, we may be required to provide the necessary funding.
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
In 2013, we had capital expenditures of $66.3 million. In 2012, we had capital expenditures of $38.1 million. The increase in capital spending is primarily due to higher spending in 2013 related to capital projects associated with the recent acquisitions and consolidation initiatives. In 2014, we expect capital expenditures of approximately $55.0 million to $60.0 million.
In addition, the recent global economic crisis has created volatility in the equity and credit markets and many financial and other institutions continue to experience financial uncertainty. Neither our access to nor the value of our cash and cash equivalents have been negatively affected by the recent liquidity problems of financial institutions. Although it is not possible to predict how financial markets and general economic conditions may affect our financial position, results of operations and/or cash flows, failures of financial and other institutions could impact our customers’ ability to pay us, could reduce amounts available under the Senior Secured Credit Facilities, could cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and could restrict our access to the equity and credit markets. Continued uncertainty in the capital and credit markets and a general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need to raise additional liquidity. We would experience liquidity problems if we were unable to obtain sufficient additional financing when our debt becomes due, or we otherwise need additional liquidity. Adverse economic conditions, increased competition or other unfavorable events also could affect our liquidity.

The following discussion of our debt instruments is presented to highlight those debt covenants that may restrict our ability to obtain additional debt or equity financing. We do not believe there are any debt covenants that we are reasonably likely to be in breach of in the foreseeable future. This discussion should be read in conjunction with Note 9, “Long-Term Debt,” of Notes to the Consolidated Financial Statements.
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
The 2018 Notes were assumed in the Platinum Merger, and we recorded them at fair value in the purchase price allocation, which included a $22.5 million premium over the $205.0 million par value. The premium is being amortized on the interest rate method over the remaining term of the 2018 Notes. Unamortized OID and debt issuance costs on the 2018 Notes as of November 5, 2012 had no fair value and were eliminated in the purchase price allocation.
Senior Secured Credit Facilities
In connection with the Platinum Merger, we entered into (i) a senior secured term loan facility in an aggregate principal amount of $470.0 million (the “2012 Term Loan”), pursuant to a term loan credit agreement, dated as of November 5, 2012, by and among BWAY Holding, as lead borrower, BWAY Intermediate, BWAY Corporation and North America Packaging Corporation, as subsidiary borrowers, the lenders party thereto from time to time, and (ii) a $150.0 million senior secured asset-based revolving credit facility, pursuant to a credit agreement, dated as of November 5, 2012, by and among BWAY Holding, as lead borrower, certain domestic subsidiaries signatories thereto, as subsidiary borrowers, BWAY Intermediate, the lenders party thereto from time to time (the “ABL Facility” and together with the 2012 Term Loan, the “Senior Secured Credit Facilities”). The net proceeds from the 2012 Term Loan were used to finance in part the consideration paid in the Platinum Merger, to pay off our existing indebtedness in connection with the Platinum Merger and to pay fees and expenses related to the Platinum Merger and the associated financings. The 2012 Term Loan will mature on August 6, 2017 and the ABL Facility will mature on May 6, 2017.
In order to finance the Ropak Acquisition, we entered into an incremental term loan commitment agreement to borrow an additional $261.0 million of term loans under the 2012 Term Loan and an amendment to the credit agreement governing the ABL Facility increase the size of the ABL Facility by $50.0 million. BWAY used the net proceeds from the additional 2012 Term Loan borrowings and borrowed $20.0 million under the ABL Facility to finance in part the consideration paid in connection with the Ropak Acquisition and to pay fees and expenses related to the Ropak Acquisition and the associated financings.
The 2012 Term Loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. The first quarterly payment was made on March 31, 2013. Interest is payable on the Senior Secured Credit Facilities at a rate equal to the LIBO rate or the base rate, plus an applicable margin.
The applicable margin on borrowings under the ABL Facility may be increased or reduced by 0.25% based on the average availability, as a percentage of the aggregate commitments under the ABL Facility.
Up to $30.0 million of the ABL Facility is available for issuances of letters of credit and any such issuance of letters of credit will reduce the amount available under the ABL Facility on a dollar-for-dollar basis. We are required to pay a commitment fee to the lenders on the average daily unused portion of the ABL Facility at a rate of 0.50% per annum. After the delivery of a borrowing base certificate following the first full fiscal quarter completed after the closing date, the commitment fee may be reduced by 0.375% based on a step down tied to average utilization of the commitments under the ABL Facility.
The Senior Secured Credit Facilities are guaranteed by BWAY Intermediate and each of BWAY Holding’s current and future direct and indirect wholly-owned subsidiaries (the “Guarantors”) other than any subsidiary borrower, and subject to certain exceptions, including but not limited to (i) unrestricted subsidiaries, (ii) certain immaterial subsidiaries, (iii) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, and (vi) any subsidiary that is prohibited by applicable law or contractual obligation from guaranteeing the 2012 Senior Secured Credit Facilities or which would require governmental approval to provide a guarantee (unless such approval has been received).
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
Subject to certain exceptions and reinvestment rights, the 2012 Term Loan requires that 100% of the net cash proceeds from certain asset sales, insurance recovery and condemnation events and debt issuances and 50% (subject to step-downs based on first lien net leverage ratio) from excess cash flow for each fiscal year (commencing with the fiscal year ending December 31, 2014) must be used to pay down outstanding borrowings under the Term Loan. The ABL Facility requires that BWAY Holding and any co-borrowers repay the outstanding ABL loans (and cash-collateralize outstanding letters of credit) to the extent that such loans, unreimbursed letter of credit drawings and outstanding letters of credit exceed the line cap in an amount equal to such excess.
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
Historical Cash Flow Information

	Successor		Predecessor
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
Cash provided by (used in) operating activities	$163.5	$(9.5)	$(40.5)	$108.2	$91.9
Cash used in investing activities	(330.6)	(1,018.5)	(2.4)	(23.9)	(88.9)
Cash provided by (used in) financing activities	206.0	1,018.0	(39.3)	(72.9)	(21.8)
Effect of exchange rate changes	(0.8)	0.3	—	0.2	—
Net increase (decrease) in cash and cash equivalents	$38.1	$(9.7)	$(82.2)	$11.6	$(18.8)
Cash and cash equivalents, end of period	$40.3	$2.2	$11.9	$94.1	$82.5

Operating Activities - In 2013, cash provided by operating activities was $163.5 million, an increase of $51.5 million as compared to $112.0 million in the twelve month period ended December 31, 2012. The increase is primarily attributable to the decrease in net loss in 2013 compared to the periods comprising 2012. Cash provided by operating activities related to primary working capital, which we define as the sum of accounts receivable and inventories less accounts payable, was $15.1 million in 2013 compared to $19.5 million in the periods comprising 2012.
In fiscal 2012, the increase in cash provided by operating activities compared to fiscal 2011 primarily related to an increase in cash provided from an increase in net income, as adjusted for non-cash items, including a $9.8 million net gain on the sale of equipment, partially offset by an increase in cash used for primary working capital. In fiscal 2012, cash provided by operating activities related to primary working capital was $1.8 million compared to $9.9 million in fiscal 2011.
Investing Activities - Cash used in investing activities was $330.6 million in 2013 primarily related to the Ropak Acquisition in January 2013 of $265.3 million and capital expenditures of $66.3 million. In the period from November 6, 2012 to December 31, 2012, cash used in investing activities was $1,018.5 million primarily related to the Platinum Acquisition of $1,012.4 million and capital expenditures of $6.1 million.
In fiscal 2012, we received net proceeds of $12.4 million from the sale of equipment, primarily for equipment used to manufacture blow molded plastic bottles. In fiscal 2011, we used $52.2 million of cash to acquire the equity of Plastican and Phoenix Container. Capital spending in fiscal 2012 decreased $1.2 million compared to 2011, primarily due to higher spending in fiscal 2011 related to capital projects associated with then recent acquisitions and company consolidation initiatives.
Financing Activities. Cash provided by financing activities was $206.0 million in 2013 primarily related to $261.0 million of additional borrowings under the 2012 Term Loan to finance, in part, the Ropak Acquisition in January 2013, partially offset by the payment of $33.9 million of dividends to BWAY Parent, which included $31.5 million to pay interest on BWAY Parent's PIK Notes. In the period from November 6, 2012 to December 31, 2012, cash provided by financing activities was $1,018.0 million primarily related to funds to finance the Platinum Merger, including $467.7 million of net borrowings under the 2012 Term Loan and a capital contribution of $568.2 million, partially offset by the payment of $21.3 million of debt issuance cost associated with the new debt.
Cash used in financing activities increased $51.1 million in fiscal 2012 as compared to fiscal 2011. The increase is primarily due to a $58.6 million increase in repayments of long-term debt. In fiscal 2012, we repaid $72.0 million on the term loan, which consisted primarily of voluntary prepayments, versus net term loan borrowings of $19.8 million in fiscal 2011. In fiscal 2011, net repayments included $33.2 million to repay, at closing, debt assumed in the Plastican and Phoenix Container acquisitions. In 2011, we paid approximately $6.9 million in debt issuance costs associated with a credit agreement amendment and with the registration of the 2018 Notes.
Market Risk
We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. The Senior Secured Credit Facilities bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At December 31, 2013, we had borrowings of approximately $723.6 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce income before income taxes by approximately $7.2 million.
Foreign Currency Exchange Rate Risk
Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In each of 2013 and 2012, approximately 14%, of net sales were to customers located in Canada. Excluding purchases denominated in Canadian dollars, which we generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to a significant foreign currency exchange rate risk.
Off-Balance Sheet Arrangements
At December 31, 2013, a bank had issued standby letters of credit on our behalf in the aggregate amount of $11.2 million, primarily in favor of our workers’ compensation insurers.
We also lease certain facilities and equipment under operating leases. Under current accounting guidance for operating leases, we are not required to recognize minimum lease payment liabilities or the underlying leased asset on the balance sheet. Expenditures for minimum lease payments with respect to operating leases are included in operating cash flows in the statement of cash flows and, other than as related to leases on restructured facilities or equipment, are recorded in the statement of operations as rent expense in cost of products sold and selling and administrative expense, as applicable. As summarized in the table of contractual obligations in the following section, at December 31, 2013, we had future cash commitments for minimum lease payments under operating leases of approximately $77.0 million.
Contractual Obligations and Commercial Commitments
Significant contractual obligations as of December 31, 2013:

($ in millions)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations
Long-term debt obligations (1)
10% senior notes due 2018	$205.0	$—	$—	$205.0	$—
Variable rate term loans (2)(3)	723.6	7.3	14.6	701.7	—
Interest commitments on senior notes	102.5	20.5	41.0	41.0	—
Interest commitments on credit facility (4)	—	—	—	—	—
Operating lease obligations(5)	77.0	15.1	25.1	20.3	16.5
Capital lease obligations(5)	11.4	1.7	2.6	2.4	4.7
Pension withdrawal obligations (6)	6.2	0.4	0.8	0.8	4.2
Other obligations (7)	28.0	3.0	2.4	2.1	20.5
Total	$1,153.7	$48.0	$86.5	$973.3	$45.9

(1)	For a discussion of our long-term debt, see Note 9, “Long-Term Debt,” of Notes to Consolidated Financial Statements.

(2)
In the event of a continuing event of default (as defined in the credit agreement), the agent could declare outstanding borrowings immediately due and payable and/or may terminate any future borrowings under the facility. As of December 31, 2013, we had $156.2 million available under revolving credit facilities.

(3)	The 2012 Term Loan requires annual repayments of $7.3 million payable quarterly with the balance due at maturity. The term loan matures August 6, 2017.

(4)
The table does not include interest payable on variable rate credit facility borrowings. Interest is generally payable quarterly. At December 31, 2013, we had outstanding credit facility borrowings of approximately $723.6 million that were subject to variable interest rates at a weighted-average borrowing rate of 4.5%.

(5)	For a discussion of our lease commitments, see Note 15, “Lease Commitments,” of Notes to Consolidated Financial Statements.

(6)
Represents repayment obligations to satisfy employer withdrawal liabilities associated with unfunded benefit obligations of union sponsored multiemployer pension plans. The obligation is related to a facility closed in 2008. At December 31, 2013, we had an accrued obligation of $4.1 million. The difference of $2.1 million as shown in the table is for interest. For additional information, see “Multiemployer Pension Plans” under Note 16, “Employee Benefit Obligations,” of Notes to Consolidated Financial Statements.

(7)
Other obligations include estimated future payments related to supplemental executive retirement benefit obligations for certain retired executives and other postretirement benefits. Other obligations does not include an estimate of future contributions to our two defined benefit pension plans beyond one year. The plans are frozen and future contributions cannot be reasonably estimated. Contributions to pension plans were $2.5 million in both 2013 and fiscal 2012, and we have included $1.7 million for planned contributions in 2014.

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
There are no new accounting pronouncements currently issued or that became effective during 2013 that have had or are expected to have a material impact on the consolidated financial statements.
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
Inventories
Inventories are valued at the lower of cost or market, using the first-in, first-out method. Inventories are recorded net of reserves for excess or obsolete inventory, which are based on the age of inventory and our estimate of the likelihood that the cost of inventory will be recovered based on forecasted demand and probable selling price.
Accrued Rebates
We provide volume rebates on certain products to our customers. We accrue a provision for these rebates, which is recognized as a reduction of net sales, in the period in which revenue is recognized. For customers with multiple rebate tiers, we accrue at the rebate tier we expect to pay at the end of the rebate period. Accrued rebates may be settled in cash or as a credit against customer accounts receivable.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination. Goodwill is not amortized but may be subsequently written down if impaired. We are required to test goodwill for impairment annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual planning process with such testing based on circumstances existing as of October 1, including our expectations for changes in business conditions.
We have two reporting units that have goodwill: metal packaging and plastic packaging. Fair value estimates are based on discounted future cash flows and market multiples. The goodwill impairment test involves two steps. However, an entity has the option to perform a qualitative assessment to determine whether the two-step impairment testing is necessary. The two-step impairment test is required only if the entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Otherwise, no further impairment testing is required. In the first step of the two-step impairment test, which is used to identify potential impairment, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating segments is considered a reporting unit for goodwill impairment testing. The fair value of each reporting unit is determined based on expected discounted future cash flows and one or more market comparable methods. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step of the goodwill impairment test, the implied fair value of reporting unit goodwill is compared to its carrying amount. If goodwill is considered impaired, we would record an impairment loss equal to the excess of the carrying amount of that goodwill over its implied fair value. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes the new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is not permitted. Based on our impairment test performed as of October 1, 2013, we determined that there was no impairment of goodwill.
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
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of BWAY Intermediate’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2013. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Under the supervision and with the participation of our principal executive and principal financial officers, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our principal executive and principal financial officers, whether any change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on its evaluation, management has concluded that no such change has occurred during the quarter ended December 31, 2013.
Item 9B. Other Information
There were no matters required to be reported under this item.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of BWAY Intermediate as of December 31, 2013 were as follows:

Name	Age	Position
Eva M. Kalawski	58	Director
Mary Ann Sigler	59	Director
Kenneth M. Roessler	51	President and Chief Executive Officer
Michael B. Clauer	56	Executive Vice President and Chief Financial Officer
Directors
Eva M. Kalawski has been a director since November 2012. Ms. Kalawski joined Platinum in 1997, and she is currently a partner of the firm and serves as its General Counsel and Secretary. Ms. Kalawski serves or has served as an officer and/or director of many of Platinum’s portfolio companies. Prior to joining Platinum, Ms. Kalawski was Vice President of Human Resources, General Counsel and Secretary for Pilot Software, Inc. Ms. Kalawski holds a Juris Doctor from Georgetown University Law Center. Ms. Kalawski’s expertise and experience managing the legal operations of many portfolio companies has led the Board of Directors to conclude she has the background and skills necessary to serve as a director of the Company.
Mary Ann Sigler has been a director since November 2012. Ms. Sigler joined Platinum in 2004 and is currently its Chief Financial Officer. At Platinum, Ms. Sigler is responsible for overall accounting, tax, and financial reporting as well as managing strategic planning projects for the firm. Prior to joining Platinum, Ms. Sigler was with Ernst & Young LLP for 25 years, most recently as senior partner. Ms. Sigler is a Certified Public Accountant and holds a Masters in Business Taxation from the University of Southern California. Ms. Sigler’s experience in accounting and strategic planning matters has led the Board of Directors to conclude that she has the requisite qualifications to serve as a director of the Company.
Executive Officers
Kenneth M. Roessler has served as President and Chief Executive Officer of the Company or a predecessor entity since January 2007 and as President and Chief Operating Officer from March 2006 to January 2007. Mr. Roessler served as a director of the Company or a predecessor entity from December 2008 until he resigned as a director in November 2012 concurrent with the Platinum Merger. Mr. Roessler joined the Company in March 2000 as Executive Vice President of Sales and Marketing. Prior to joining the Company, Mr. Roessler served in various senior management positions with Southcorp Packaging USA and with Berwind Corporation.
Michael B. Clauer has served as Executive Vice President and Chief Financial Officer of the Company or a predecessor entity since he joined the Company in January 2009. Immediately prior to joining the Company, Mr. Clauer provided consulting and business advisory services to a number of manufacturing and consumer products companies. Mr. Clauer served in various senior management positions with Apogee Enterprises, Inc. from 2000 to 2006, including as Chief Financial Officer, Executive Vice President responsible for operations, and President of various business units. Prior to his tenure with Apogee, Mr. Clauer served as Chief Financial Officer of Open Port Technology, Inc., and Budget Group Inc. (Budget Rent A Car and Ryder Truck Rentals). Mr. Clauer also served in various financial positions with PepsiCo, Inc.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that contains the ethical principles and standards expected of all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available through the “Investors” link on our corporate website at www.bwaycorp.com. Our website is not incorporated herein by reference. To obtain a written copy of our Code of Business Conduct and Ethics, see Part I, Item 1, “Business—Available Information.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our corporate website through the “Investors” link at www.bwaycorp.com.
Independence of Board of Directors
We are not subject to the independence requirements of any applicable listing standard; accordingly, we have not assessed the independence of our board of directors.
Audit Committee
Our entire board of directors acts as our audit committee and oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements. The board has determined that Ms. Sigler qualifies as an “audit committee financial expert” pursuant to Item 407(d)(5) of Regulation S-K based on her relevant business experience, which is summarized in her biographical information under “Directors” above.
Item 11. Executive Compensation
Compensation Discussion and Analysis
As a private company, our compensation decisions with respect to our named executive officers have historically been based on the objective of achieving performance at levels necessary to advance the financial interests of our primary shareholder upon an ultimate liquidity event. To this end, our compensation decisions in 2013 were primarily based on the goals of retaining and motivating individuals who can help us meet or exceed our financial and operational goals.
Named Executive Officers
The information presented in this compensation discussion and analysis describes the material elements of compensation for the following individuals, collectively referred to as the “named executive officers,” that held the positions indicated during the Transition Period and the fiscal year ended December 31, 2013:

•	Kenneth M. Roessler, President and Chief Executive Officer;

•	Michael B. Clauer, Executive Vice President and Chief Financial Officer;
In November 2012, each officer resigned their positions concurrent with the Platinum Merger, and the board of directors reappointed each to their previous positions.
Biographies of Named Executive Officers
The biographies for Messrs. Roessler and Clauer are provided under Item 10.
Determination of Compensation
Our board of directors, or board, in consultation with management, is principally responsible for establishing and making decisions with respect to our compensation and benefit plans, including all compensation decisions relating to our named executive officers in 2013.

In determining the levels and mix of compensation, the board has not generally relied on formulaic guidelines but rather has sought to maintain a flexible compensation program that allowed it to adapt components and levels of compensation to motivate and reward individual executives within the context of our desire to maximize shareholder value. Subjective factors considered in compensation determinations included an executive’s skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance, and whether the total compensation potential and structure were sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. In making its determination, the board has not undertaken any formal benchmarking or reviewed any formal surveys of compensation for our competitors. The board has no formal, regularly scheduled meetings to set compensation policy and instead meet as circumstances required from time to time.
Components of Compensation for 2013
The compensation provided to our named executive officers in 2013 consisted of the same elements generally available to our non-executive employees, including base salary, bonuses, perquisites and retirement and other benefits, each of which is described in more detail below. Additionally, certain key managers, including our named executive officers, participated in a long-term incentive program, also described in more detail below.
The following summary should be read in conjunction with the tables and narrative disclosure contained in the section “Executive Compensation Tables.”
Base Salary
The base salary payable to each named executive officer is intended to provide a fixed, competitive component of compensation not tied to any specific financial performance measure. When determining base salary for executive officers, the board takes into account the following factors: (i) role and level of responsibility within the Company; (ii) internal equity and pay relative to the market; and (iii) individual performance compared with individual objectives. The change in compensation for the named executive officers is comparable to general wage changes for other salaried employees.
In 2013, the board increased the named executive officers’ base salaries as shown in the table below.

Named Executive Officer	2013 (a)	2012 (a)	Change
Mr. Roessler	$688,763	$675,258	2.0%
Mr. Clauer	441,515	432,858	2.0

(a)	Base salary was effective April 1 of the applicable year. There was no change to base salary in the transition period from October 1, 2012 to December 31, 2012.
Annual Incentive Plan
The Company maintains an annual incentive plan ("AIP") pursuant to which key managers, including the named executive officers, are eligible to receive an annual performance-based cash bonus tied to the achievement of specified financial goals. The board views the use of cash AIP bonuses as an effective means to compensate management for achieving financial goals and to provide meaningful returns to our primary shareholder upon an ultimate liquidity event. The board determines the applicable financial measures and sets threshold, target and maximum award amounts. No cash AIP bonuses are payable unless the threshold set for the performance period is achieved. For each participant in the AIP, including the named executive officers, a target percentage (expressed as a percentage of a participant's base salary earned during the period) is established. The target percentage is based on: (i) each manager's position of responsibility; (ii) the proportion of total short-term compensation paid as base salary; and (iii) relativity to the roles of the managers. The target percentage for each named executive officer remained unchanged from fiscal 2012.
The following table shows the fiscal 2013 target bonus percentage and bonus opportunity for each named executive officer:

Named Executive Officer	Target Bonus Percentage	2013 (a)	2012 (a)	Change
Mr. Roessler	105%	$719,656	$700,400	2.7%
Mr. Clauer	75	329,513	320,700	2.7

(a)
The target amounts are based on wages earned during the fiscal year, which will differ from the base salary amounts shown under “Base Salary” above. The difference is due to the timing of when annual wage increases are effective. For example, wages used to determine the 2013 target amount would be 75% of the 2013 base wage (which was effective during the period April 1, 2013 to December 31, 2013) and 25% of the 2012 base wage (which was effective April 1, 2012 and covered the 2013 period from January 1, 2013 to March 31, 2013).

The board sets AIP performance metrics to focus the executives on creating long-term value for our primary shareholder by increasing adjusted EBITDA and through effective working capital management. In our industry, adjusted EBITDA is generally applied to a market multiplier to determine a value for the enterprise. Upon an liquidity event, the enterprise value is used first to repay any debt and the remainder is distributed to shareholders. As such, AIP performance metrics approved by the board for fiscal 2013 were based 70% on adjusted EBITDA and 30% on improvements in net primary working capital.
Awards for each participant may range from a threshold of 27% of the target award through a maximum of 250% of the target award, depending on the achievement of established goals.

The following chart shows the adjusted EBITDA and net primary working capital financial goals and actual results for 2013.

($ in millions) Financial Goal	Requirement for Threshold Payment	Requirement for Target Payment	Requirement for Maximum Payment	2013 Actual
Adjusted EBITDA (a)	$215.1	$239.0	$246.6	$234.1
Net Primary Working Capital (b)	62.9 days	57.2 days	42.2 days	54.5 days

(a)
EBITDA means earnings before interest, income taxes and depreciation and amortization expense. For purposes of the AIP, EBITDA is adjusted for certain items as determined by the board. The board believes that adjusted EBITDA represents a financial measure that closely approximates the value delivered by management to the Company’s primary shareholder and is a key measure of performance frequently used by the Company’s debt holders.

EBITDA is a non-GAAP financial measure. The following table reconciles this non-GAAP measure to net income, which is a GAAP financial measure.

($ in millions)	2013
Adjusted EBITDA
Net income	$(1.9)
Interest expense	58.1
Benefit from income taxes	(9.3)
Depreciation and amortization expense	143.6
EBITDA	190.5
Restructuring expense	11.6
Business acquisition costs	5.4
Management fee	5.0
Certain other expenses	21.6
Adjusted EBITDA	$234.1

(b)	Net primary working capital is a non-GAAP financial measures. The following table reconciles this non-GAAP measure to net income, which is a GAAP financial measure.

(Average Days)	2013
Net Primary Working Capital (1)
Days sales outstanding (2)	44.6
Days inventory on hand (3)	44.4
Days payables outstanding (4)	(34.5)
Net Primary Working Capital	54.5
Target	57.2
Improvement	2.7

(1)	Amounts shown are an average of each month in the fiscal year.

(2)	For each month, calculated as the ending balance of accounts receivable divided by average daily sales (net sales for the month divided by the number of calendar days in the month).

(3)
For each month, calculated as the ending balance of inventories divided by average daily cost of products sold (cost of products sold, excluding depreciation and amortization, for the month divided by the number of calendar days in the month).

(4)
For each month, calculated as the ending balance of accounts payable divided by average daily cost of products sold (cost of products sold, excluding depreciation and amortization, for the month divided by the number of calendar days in the month).

As shown above, actual 2013 results for adjusted EBITDA were slightly below target and for net primary working capital were above target but below the maximum. As such, the board approved AIP payments for 2013 for the eligible named executive officers at approximately 103% of target.
Long-Term Incentive
In March 2013, BWAY Parent adopted the 2013 Participation Plan (the “Participation Plan”) and each of the named executive officers received an initial grant upon adoption of the plan. The Participation Plan is designed to provide incentive compensation to key employees, including the named executive officers, to maximize our performance and to provide maximum returns to our primary shareholder. Under the Participation Plan, participants are granted performance units, the value of which appreciate when and as the value of the Company increases from and after the date of grant, and it is this appreciation in value which is the basis upon which incentive compensation may become payable upon the occurrence of certain qualifying events, which are described below. The initial performance units generally mature over an approximately 43 months, a period of time which the board believes acts as an incentive for participants to remain in our employ and to strive to create value throughout the investment cycle. Subject to certain thresholds, payment on the performance units is contingent upon the occurrence of one of two “qualifying events,” which are defined in the Participation Plan as either (i) a “qualifying sale event” in which there is a sale of some or all of the stock of BWAY Parent then held by BWAY Parent’s principal shareholders or (ii) a “qualifying distribution” in which BWAY Parent pays a cash dividend to its principal shareholders. The Participation Plan will generally expire on February 28, 2018 and all performance units will terminate upon the expiration of the Participation Plan. Performance units are generally forfeited upon a participant’s termination of employment. The Participation Plan may be altered, amended or terminated by BWAY Parent at any time.
Prerequisites and Other Benefits
In addition to certain employee benefits and perquisites offered to all employees (including health insurance programs, life insurance, short-term disability and long-term disability benefits), the named executive officers are entitled to certain other perquisites and benefits including an automobile allowance, reimbursement for expenses not covered under our health insurance plans, termination and change-in-control benefits and club dues. These executive benefits and perquisites are provided to compete for executive talent and to promote the health, well-being and financial security of the executive. The costs associated with providing these benefits for each named executive officer are reflected in the “All Other Compensation” column of the Summary Compensation Table below and descriptions of the benefits are provided in the footnotes to the table.
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
Supplemental Executive Retirement Plan. Mr. Roessler participates in a supplemental executive retirement plan. Benefits payable under the plan are pursuant to Mr. Roessler’s employment agreement.
COMPENSATION COMMITTEE REPORT
We do not currently have a designated compensation committee. Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis. Based on this review and these discussions, our Board of Directors determined that the Compensation Discussion and Analysis should be included in this Form 10-K.

BOARD OF DIRECTORS
Eva M. Kalawski
Mary Ann Sigler
Executive Compensation Tables
Summary Compensation Table
The following table summarizes compensation earned by the named executive officers for the fiscal year ended December 31, 2013, the Transition Period from October 1, 2012 to December 31, 2012 and for each of the two preceding completed fiscal years ended September 30, 2012 and 2011.

Name and Principal Position	Fiscal Year	Base Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compen-sation ($)(1)	Change in Pension Value and Non-Qualified Deferred Compen-sation Earnings ($)(2)	All Other Compensation ($)(3)		Total ($)
Mr. Roessler	2013	685,387	—		—	(4)	—		735,627	(12,665)	79,736	(5)	1,500,750
President and Chief Executive Officer	Trans-ition Period (6)	168,814	5,934,590	(7)	—		—		177,255	8,400	14,046		6,303,105
	2012	667,023	—		—		—		1,167,290	220,903	73,995	(8)	2,129,211
	2011	650,754	—		—		334,956	(10)	—	(35,117)	52,775		1,038,485
Mr. Clauer	2013	439,351	—		—	(4)	—		336,826	—	53,773		829,950
Executive Vice-President and Chief Financial Officer	Trans-ition Period (6)	108,214	841,252	(7)	—		—		81,161	—	12,806		1,043,433
	2012	427,579	—		—		—		534,474	—	54,210	(9)	1,016,263
	2011	417,150	—		—		74,435	(10)	—	—	46,890		538,475

(1)	The amounts in this column reflect short-term incentive awards made under the AIP. The amounts shown by period reflect the awards earned in those periods.

(2)
The amounts shown for Mr. Roessler represent amounts accrued in the indicated period under a supplemental executive retirement plan. For each of the periods indicated, no benefits were paid or payable under the plan.

(3)
The amounts shown include, as applicable, employer matching contributions under our retirement savings plan, reimbursement of out-of-pocket healthcare expenses, automobile allowances and club dues. Out-of-pocket healthcare expenses reimbursed to the named executive officer are expenses not covered under our basic health insurance programs and include, among other things, co-payments, deductibles and procedures not covered under the basic plan. The amounts are initially paid by the executive and submitted by him for reimbursement by the Company. Any amount included in other compensation is the amount submitted during the period and does not reflect any amounts incurred but not submitted for reimbursement during the period.

(4)
In March 2013, Messrs. Roessler and Clauer were awarded performance units of 8,882,143 and 3,229,870, respectively, under the 2013 Participation Plan. The board determined that the units had zero fair value at the grant date.

(5)	The amount includes club dues of $40,227.

(6)
In February 2013, the company changed its fiscal year end effective for fiscal 2013, which ended December 31, 2013. The Company's prior fiscal year ended September 30, 2012. As such, the period from October 1, 2012 to December 31, 2012 is a transition period covering 3 months.

(7)
Represents a bonus paid to the named executive officers upon the successful sale of the company in November 2012 in conjunction with the Platinum Merger. The bonus was approved by the previous compensation committee.

(8)	The amount includes club dues of $37,510.

(9)	The amount includes reimbursement of out-of-pocket healthcare expenses of $26,237.

(10)
There were no option grants in 2011. However, the board approved the modification of the strike price for outstanding stock options from $10.00 per share to $5.29 per share effective January 26, 2011. For the named executive officers, the affected stock options were originally granted on June 25, 2010. The amount shown represents the incremental fair value as of the modification date as determined using an option-pricing model using certain assumptions. For a discussion of how grant date fair value is calculated using these assumptions, see Note 14, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” Incremental fair value was determined using the following assumptions: 0% dividend yield, 57.7% expected volatility, 2.6% risk-free interest rate and a remaining expected term of 5.9 years.

Grant of Plan-Based Awards
The following table provides information about awards granted to the named executive officers in 2013:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Participation Plan Units (#)		Grant Date Fair Value of Participation Plan Units ($)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)
Mr. Roessler	03/14/13					8,882,143	(3)	—	(4)
	03/26/13	(2)	194,307	719,656	1,799,140
Mr. Clauer	03/14/13					3,229,870	(3)	—	(4)
	03/26/13	(2)	88,968	329,513	823,782

(1)
Represents incentive award opportunities under the AIP. For each named executive officer, approximately 102% of the target award was earned for 2013 pursuant to awards under the AIP. The expected payments for 2013 are reflected in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(2)	Metrics and performance targets for the AIP for fiscal 2013 were determined on March 26, 2013.

(3)
Represents performance units granted under the 2013 Participation Plan. Twenty percent of the units were matured on the grant date and the remaining 80% of the units mature equally on each October 1 through 2016. All performance units are subject to forfeiture upon a termination of employment with limited exceptions for a termination due to the participant’s death.

(4)
Given the uncertainty of the performance conditions and the timing of an equity event, each required for the award to vest, the board determined that the participation units had a grant date fair value of zero.

In November 2012, the Company was acquired in the Platinum Merger. Effective February 8, 2013, the Company changed its fiscal year end from September 30 to December 31. To adjust the AIP to new fiscal year, each participant in the AIP, including the named executive officers, received an award equal to the target amount prorated for the shortened period. For Messrs. Roessler and Clauer, these amounts are reflected in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for the 2012 Transition Period and were paid in April 2013.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units or Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (#)
Mr. Roessler	8,882,143	(1)	—
Mr. Clauer	3,229,870	(1)	—

(1)
Represents performance units granted under the 2013 Participation Plan. Twenty percent of the units were matured on the grant date and the remaining 80% of the units mature equally on each October 1 through 2016. All performance units are subject to forfeiture upon a termination of employment with limited exceptions for a termination due to the participant’s death.

There were no outstanding equity awards at the end of the Transition Period, December 31, 2012.
Options Exercised and Stock Vested
Effective with the closing of the Platinum Merger, which occurred during the Transition Period, each then outstanding stock option was automatically settled in exchange for the right to receive an amount equal to the excess of the per share merger consideration over the strike price of the applicable stock option and each was automatically canceled and retired and ceased to exist. The stock options that were settled consisted of service options and performance options. All unvested service options became vested as as result of the sale of the Company and all unvested performance options became vested as a result of achieving the requisite performance conditions upon the sale of the Company. Messrs. Roessler and Clauer received compensation of $7,740,339 and $1,720,077, respectively, in November 2012 relating to the settlement of these stock options.
Pension Benefits
The table below provides a summary of the pension benefits for our named executive officers as of December 31, 2013:

Name	Plan Name	Years of Credited Service (#)	Present Value of Accumulated Benefit(1)	Payments During the Transition Period and Fiscal 2013
Mr. Roessler	Supplemental Executive Retirement Plan	13.9	$898,276	n/a

(1)
For a description of the plan, including a discussion of the assumptions used to determine the valuation for financial reporting purposes under generally accepted accounting principles, see Note 16, “Employee Benefit Obligations,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” The present value of accumulated benefit at the end of the Transition Period, December 31, 2012, was $910,941.

The material terms of Mr. Roessler's Supplemental Executive Retirement Plan are described under "Management Employment Agreements" below.
Non-qualified Deferred Compensation
We do not have any non-qualified deferred compensation plans for our named executive officers.
Potential Payments upon Termination or Change-in-Control
We have change-in-control agreements and employment agreements with the named executive officers (see “Management Employment Agreements” and “Change in Control Agreements” below). As such, potential payments that could be received by the named executive officers upon termination of employment or a change-in-control would be in connection with these agreements. Amounts are determined as if the event occurred on December 31, 2013.
The following table summarizes potential payments of upon termination or change-in-control for each named executive officer under various scenarios:

Name	Element	Not For Cause or By Executive for Good Reason ($) (1)	Following Change- in-Control ($)	Death or Disability ($)
Mr. Roessler (2)	Salary	2,100,727	2,100,727	2,100,727	(3)
	Benefits	90,792	115,000	90,792	(3)
	Totals	2,191,519	2,215,727	2,191,519
Mr. Clauer	Salary	441,515	—	—
	AIP Bonus	331,136	—	—
	Benefits	30,195	—	—
	Totals	802,846	—	—

(1)
See “Management Employment Agreements” below for a description of the amounts payable pursuant to the applicable agreement if the named executive officer is terminated without cause or, as applicable, by the officer with good reason.

(2)
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

(3)
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

For purposes of the Change in Control Agreements, a “change in control” is generally defined to include:

•
the acquisition by any person, other than by us, our subsidiaries or any of our employee benefit plans or their subsidiaries, of 50% or more of the combined voting power of our then outstanding voting securities;

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
Consummation of the Platinum Merger on November 5, 2012 constituted a change in control under the change in control agreements.
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
Overview of Director Compensation
During the Transition Period and fiscal 2013, we did not pay our directors for their service on the board. Prior to November 5, 2012, Mr. Roessler served on the Board, but was only compensated in his capacity as Chief Executive Officer, which is discussed under executive compensation above.
We do not expect to pay any director compensation in 2014.

All of our directors are reimbursed for out-of-pocket expenses incurred in connection with attending board and other committee meetings.
Compensation Committee Interlocks and Insider Participation
We do not currently have a designated compensation committee. None of our executive officers has served as a member of the board of directors or compensation committee of another entity, one of whose executive officers served as a member of the board of directors or compensation committee of the Company.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All of our issued and outstanding capital stock is held by BWAY Parent, which is an indirect 100% owned subsidiary of BOE Holding Corporation (“BOE Holding”). All of the voting shares of BOE Holding are beneficially owned by Platinum. We do not have any equity compensation plans under which BWAY Intermediate securities may be issued.
The following table sets forth certain information regarding the beneficial ownership of the common stock of BOE Holding as of March 14, 2014. None of our executive officers are considered beneficial owners of BOE Holding.
Beneficial ownership is determined in accordance with the rules and regulations promulgated under the Exchange Act. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them.

Beneficial Owner	Shares beneficially Owned	Percent of Class
Platinum (1)(2)	234,155.8622	100%
Directors and Officers
Directors (1)(2)
Eva M. Kalawski	—	—
Mary Ann Sigler	—	—
Officers (3)
Kenneth M. Roessler	—	—
Michael B. Clauer	—	—
Directors and Officers as a Group (4 persons)	—	—

(1)
Consists of (i) 173,145.8475 shares of Class A common stock held by Platinum Equity Capital Partners III, L.P.; (ii) 13,050.2867 shares of Class A common stock held by Platinum Equity Capital Partners-A III, L.P.; (iii) 17,975.6015 shares of Class A common stock held by Platinum Equity Capital Partners-B III, L.P.; (iv) 18,276.3334 shares of Class A common stock held by Platinum Equity Capital Partners-C III, L.P.; and (v) 11,707.7931 shares of Class A common stock held by Platinum BOE Principles, LLC. Platinum is the beneficial owner of each of the Platinum entities listed above and Tom Gores is the Chairman and Chief Executive Officer of Platinum. Mr. Gores may be deemed to share voting and investment power with respect to all shares of common stock of BOE Holding held beneficially by Platinum. Mr. Gores disclaims beneficial ownership of all shares of common stock of BOE Holding that are held by each of the Platinum entities listed above with respect to which Mr. Gores does not have a pecuniary interest therein. Eva M. Kalawski and Mary Ann Sigler are directors of BOE Holding and each disclaims beneficial ownership of any shares of common stock of BOE Holding that they may be deemed to beneficially own because of their affiliation with Platinum, except to the extent of any pecuniary interest therein.

(2)	The business address is 360 North Crescent Drive, Beverly Hills, California 90210.

(3)	The business address for the named executive officers is c/o BWAY Parent Company, 8607 Roberts Drive, Suite 250, Atlanta, Georgia 30350.
Item 13 . Certain Relationships and Related Transactions, and Director Independence
Platinum Equity Corporate Advisory Service Agreement
BWAY Parent is party to a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC (“PE Advisors”), an affiliate of Platinum. Under the agreement, PE Advisors will provide BWAY Intermediate and its subsidiaries with a variety of consulting and other services for an annual management fee and the reimbursement of out-of-pocket expenses. In 2013, the Company paid PE Advisors $5.0 million for their 2013 annual management fee.

Other Related Party Transactions
Upon consummation of the Ropak Acquisition, the Company paid PE Advisors a one-time transaction fee of $5.0 million.
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
Item 14 . Principal Accounting Fees and Services
The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of our annual financial statements for December 31, 2013 and September 30, 2012 and for audit of the transition period from October 1, 2012 to December 31, 2012 and fees billed for tax and other services rendered by PwC during the period. The Audit Committee approved all fees incurred by the Company from PwC in 2013 and in 2012 pursuant to the committee’s pre-approval policy.

	Year Ended December 31, 2013 (3)	Year Ended September 30, 2012
	$ Millions
Audit Fee (1)	$2.7	$1.0
Audit-Related Fees (2)	0.4	0.2
Tax Fees	1.0	0.5
All Other Fees	—	—
Total Fees	$4.1	$1.7

(1)
Audit fees relate to services rendered in connection with the audit of the company’s annual financial statements and the quarterly reviews of financial statements included in the company’s quarterly reports on Form 10-Q.

(2)	Audit-related fees include fees related to a Rule 144A private placement memorandum and consultation on accounting standards or transactions and business acquisitions.

(3)	Amounts for the year ended December 31, 2013 include fees incurred during the transition period from October 1, 2012 to December 31, 2012.
PART IV
Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements and Schedules
See Index to Consolidated Financial Statements.

(2)	Exhibits
The documents set forth in the Listing of Exhibits are filed herewith or incorporated herein by reference as indicated.

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP	F-1
Deloitte & Touche LLP	F-3

Consolidated Balance Sheets of the Successor BWAY Intermediate Company Inc. and Subsidiaries as of December 31, 2013, December 31, 2012 and of the Predecessor as of September 30, 2012	F-4

Consolidated Statements of Operations and Comprehensive (Loss) Income of the Successor BWAY Intermediate Company Inc. and Subsidiaries for the year ended December 31, 2013 and for the period from November 6, 2012 to December 31, 2012 and of the Predecessor for the period from October 1, 2012 to November 5, 2012 and for the years ended September 30, 2012 and September 30, 2011
F-5

Consolidated Statements of Shareholder’s Equity of the Successor BWAY Intermediate Company Inc. and Subsidiaries for the year ended December 31, 2013 and for the period from November 6, 2012 to December 31, 2012 and of the Predecessor for the period from October 1, 2012 to November 5, 2012 and for the years ended September 30, 2012 and September 30, 2011
F-6

Consolidated Statements of Cash Flows of the Successor BWAY Intermediate Company Inc. and Subsidiaries for the year ended December 31, 2013 and for the period from November 6, 2012 to December 31, 2012 and of the Predecessor for the period from October 1, 2012 to November 5, 2012 and the years ended September 30, 2012 and September 30, 2011
F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
BWAY Intermediate Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive (loss) income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of BWAY Intermediate Company, Inc., and its subsidiaries (the “Company” and Successor) at December 31, 2013 and December 31, 2012 and the results of their operations and their cash flows for the year in the period ended December 31, 2013 and for the period from November 6, 2012 to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
April 1, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
BWAY Intermediate Company, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive (loss) income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of BWAY Intermediate Company, Inc., and its subsidiaries (the “Company” and Predecessor) at September 30, 2012, and the results of their operations and their cash flows for the period from October 1, 2012 to November 5, 2012 and for the year in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
April 1, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of BWAY Intermediate Company, Inc.:

We have audited the accompanying consolidated statements of operations and comprehensive (loss) income, shareholder’s equity, and cash flow of BWAY Intermediate Company, Inc. and subsidiaries (the “Company”) for the year ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion such consolidated financial statements present fairly, in all material respects, the results of the Company and its cash flows for the year ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
December 19, 2011

CONSOLIDATED BALANCE SHEETS
BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor		Predecessor
($ in millions, except per share data)	December 31, 2013	December 31, 2012 (Revised)	September 30, 2012 (Revised)
Assets
Current assets
Cash and cash equivalents	$40.3	$2.2	$94.1
Accounts receivable, net of allowance for doubtful accounts of $0.6 at December 31, 2013, $0.7 at December 31, 2012 and $0.8 at September 30, 2012	141.5	102.7	122.5
Inventories	167.8	125.5	112.1
Deferred tax assets	29.7	34.3	7.1
Other current assets	22.5	31.8	13.3
Total current assets	401.8	296.5	349.1
Property, plant and equipment, net	349.6	246.2	166.8
Goodwill	577.8	499.1	307.6
Other intangible assets, net	660.0	650.1	334.9
Deferred debt issuance costs	22.9	19.7	23.6
Other assets	5.2	4.6	4.8
Total assets	$2,017.3	$1,716.2	$1,186.8
Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$131.7	$75.4	$130.4
Other current liabilities	54.9	42.7	51.7
Current portion of long-term debt	7.3	4.7	—
Total current liabilities	193.9	122.8	182.1
Long-term debt	938.2	693.7	637.8
Deferred tax liabilities	299.8	281.8	138.8
Other liabilities	39.2	44.0	44.3
Total liabilities	1,471.1	1,142.3	1,003.0
Commitments and contingencies (Note 20)
Shareholder’s equity
Common stock, $0.01 par value, authorized 1,000 shares; issued and outstanding 1,000 shares in 2013 and 2012	—	—	—
Additional paid-in capital	555.3	578.1	310.9
Accumulated deficit	(7.2)	(5.3)	(122.1)
Accumulated other comprehensive (loss) income	(1.9)	1.1	(5.0)
Total shareholder’s equity	546.2	573.9	183.8
Total liabilities and shareholder’s equity	$2,017.3	$1,716.2	$1,186.8
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor		Predecessor
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012 (Revised)	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
Net sales	$1,431.3	$133.9	$102.6	$1,179.8	$1,161.5

Cost of products sold (excluding depreciation and amortization)	1,180.3	121.4	92.5	995.1	1,001.6
Depreciation and amortization	143.6	17.5	8.0	88.4	91.9
Selling and administrative	37.7	2.8	11.7	24.6	19.5
Restructuring	11.6	(0.1)	0.1	1.4	4.3
Interest	58.1	7.0	4.4	48.9	52.9
Merger transaction	1.1	—	10.9	—	—
Business acquisition costs	5.4	—	—	0.3	1.0
Gain on disposition of equipment	(0.9)	—	—	(9.8)	—
Loss on extinguishment of debt	—	1.0	20.0	—	—
Management fee	5.0	5.0	—	—	—
Other expense (income)	0.6	(0.3)	0.6	(2.8)	0.7
Goodwill impairment loss	—	—	—	—	124.6
Total costs and expenses	1,442.5	154.3	148.2	1,146.1	1,296.5
(Loss) income before income taxes	(11.2)	(20.4)	(45.6)	33.7	(135.0)
(Benefit from) provision for income taxes	(9.3)	(15.1)	(14.2)	12.0	(2.4)
Net (loss) income	$(1.9)	$(5.3)	$(31.4)	$21.7	$(132.6)
Other comprehensive (loss) income
Foreign currency translation adjustment	$(6.0)	$0.5	$0.3	$(0.8)	$(0.4)
Change in defined benefit liabilities, net	3.0	0.6	—	(0.3)	(2.2)
Other comprehensive (loss) income, net of tax	(3.0)	1.1	0.3	(1.1)	(2.6)
Total comprehensive (loss) income	$(4.9)	$(4.2)	$(31.1)	$20.6	$(135.2)
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Common Stock
($ in millions)	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Predecessor
Balance, September 30, 2010	1,000	$—	$294.1	$(11.2)	$(1.3)	$281.6
Non-cash contribution by BWAY Parent		—	7.1	—	—	7.1
Stock-based compensation expense		—	1.5	—	—	1.5
Net loss		—	—	(132.6)	—	(132.6)
Other comprehensive loss		—	—	—	(2.6)	(2.6)
Balance, September 30, 2011	1,000	—	302.7	(143.8)	(3.9)	155.0
Non-cash contribution by BWAY Parent		—	6.8	—	—	6.8
Stock-based compensation expense		—	1.4	—	—	1.4
Net income		—	—	21.7	—	21.7
Other comprehensive loss		—	—	—	(1.1)	(1.1)
Balance, September 30, 2012	1,000	—	310.9	(122.1)	(5.0)	183.8
Non-cash contribution by BWAY Parent		—	12.2	—	—	12.2
Excess tax benefit related to share-based payments		—	2.8	—	—	2.8
Stock-based compensation expense		—	13.5	—	—	13.5
Net loss		—	—	(31.4)	—	(31.4)
Other comprehensive income		—	—	—	0.3	0.3
Balance, November 5, 2012	1,000	$—	$339.4	$(153.5)	$(4.7)	$181.2

Successor
BWAY Parent equity basis in BWAY Intermediate	1,000	$—	$568.2	$—	$—	$568.2
Non-cash contribution by BWAY Parent		—	9.9	—	—	9.9
Net loss (revised)		—	—	(5.3)	—	(5.3)
Other comprehensive income (revised)		—	—	—	1.1	1.1
Balance, December 31, 2012 (revised)	1,000	—	578.1	(5.3)	1.1	573.9
Non-cash contribution by BWAY Parent		—	11.1	—	—	11.1
Net loss		—	—	(1.9)	—	(1.9)
Other comprehensive loss		—	—	—	(3.0)	(3.0)
Dividend paid to Parent		—	(33.9)	—	—	(33.9)
Balance, December 31, 2013	1,000	$—	$555.3	$(7.2)	$(1.9)	$546.2
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor		Predecessor
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012 (Revised)	Period from October 1, 2012 to November 5, 2012 (Revised)	Year Ended September 30, 2012	Year Ended September 30, 2011
Cash Flows from Operating Activities
Net (loss) income	$(1.9)	$(5.3)	$(31.4)	$21.7	$(132.6)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	67.0	7.1	3.8	43.2	45.4
Amortization of intangible assets	76.6	10.4	4.2	45.2	46.5
Goodwill impairment	—	—	—	—	124.6
Amortization of debt issuance costs	5.8	0.6	0.4	4.3	4.5
Amortization of debt (premium) discount, net	(2.9)	(0.4)	0.1	0.6	0.7
Non-cash charge related to increased inventory carrying value	0.8	8.4	—	—	—
Debt issuance costs not capitalized	—	—	—	—	0.4
Adjustment for doubtful accounts	(0.6)	—	—	—	0.1
Net gain on disposition of equipment	(0.9)	—	—	(9.8)	—
Unrealized foreign currency loss (gain)	2.3	—	0.5	(2.0)	—
Deferred income taxes	(18.7)	(3.8)	(0.1)	(7.1)	(7.0)
Share-based compensation expense	—	—	13.5	1.4	1.5
Loss on extinguishment of debt	—	1.0	20.0	—	—
Other	—	—	—	—	0.1
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(14.9)	23.1	(3.3)	(5.4)	15.0
Inventories	(13.0)	(6.1)	(7.4)	5.2	12.1
Accounts payable	43.0	(19.6)	(33.3)	4.0	(17.2)
Other assets	(5.0)	0.6	(7.1)	(1.4)	0.8
Accrued and other liabilities	(0.4)	(13.8)	5.2	(0.8)	(7.2)
Accrued merger related transaction liabilities	—	—	10.8	—	(0.5)
Income taxes, net	26.3	(11.7)	(16.4)	9.1	4.7
Net cash provided by (used in) operating activities	163.5	(9.5)	(40.5)	108.2	91.9
Cash Flows from Investing Activities
Capital expenditures	(66.3)	(6.1)	(2.4)	(35.6)	(36.8)
Cash paid for acquisitions, net of cash acquired	(265.3)	(1,012.4)	—	(0.2)	(52.2)
Net proceeds from disposition of equipment	1.0	—	—	12.4	—
Other	—	—	—	(0.5)	0.1
Net cash used in investing activities	(330.6)	(1,018.5)	(2.4)	(23.9)	(88.9)
Cash Flows from Financing Activities
Proceeds from issuance of secured debt	261.0	467.7	—	—	24.9
Repayments of secured debt	(7.3)	—	(42.0)	(72.0)	(5.1)
Proceeds from revolving credit facilities borrowings	179.1	20.6	—	51.5	170.0
Repayments of revolving credit facilities borrowings	(182.7)	(17.0)	—	(51.5)	(170.0)
Repayment of acquired debt related to business acquisitions	—	—	—	—	(33.2)
Principal repayments under capital lease obligations	(1.1)	(0.2)	(0.1)	(0.9)	(1.5)
Capital contribution	—	568.2	—	—	—
Excess tax benefit related to share-based payments	—	—	2.8	—	—
Payment of debt issuance costs	(9.1)	(21.3)	—	—	(6.9)
Dividend to Parent	(33.9)	—	—	—	—
Net cash provided by (used in) financing activities	206.0	1,018.0	(39.3)	(72.9)	(21.8)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.3	—	0.2	—
Net increase (decrease) in cash and cash equivalents	38.1	(9.7)	(82.2)	11.6	(18.8)
Cash and cash equivalents, beginning of period	2.2	11.9	94.1	82.5	101.3
Cash and cash equivalents, end of period	$40.3	$2.2	$11.9	$94.1	$82.5
The accompanying notes are an integral part of the consolidated financial statements.

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

The consolidated financial statements include the accounts of BWAY Intermediate Company, Inc. (“BWAY Intermediate”) and its subsidiaries, each 100% owned, including BWAY Holding Company (“BWAY Holding”) and each of BWAY Holding’s direct and indirect subsidiaries, which are 100% owned. All intercompany accounts and transactions have been eliminated in consolidation. In these notes, unless the context specifies otherwise, we refer to BWAY Intermediate and its direct and indirect subsidiaries collectively, as “the Company,” “we,” “us,” or “our,” as applicable. We have reclassified certain prior period amounts to conform to the current period presentation.

BWAY Intermediate is a 100% owned subsidiary of BWAY Parent Company, Inc. (“BWAY Parent”). Effective November 5, 2012, BWAY Parent was acquired by certain private equity investment vehicles sponsored by Platinum Equity, LLC (“Platinum”) and certain members of management. See Note 3, “Acquisition of BWAY Parent by Platinum” for a discussion of the (“Platinum Merger”).

BWAY Intermediate continued as the same legal entity following the Platinum Merger. However, due to the change in control of BWAY Parent, the assets and liabilities of the Company were recorded at their estimated fair value as of the acquisition date. The accompanying consolidated financial statements are presented as “Predecessor” or “Successor” to indicate whether they relate to the period preceding the Platinum Merger (through November 5, 2012 excluding the effects of the merger) or the period succeeding the Platinum Merger, respectively.

Effective January 18, 2013, the Company consummated the acquisition of certain subsidiaries of LINPAC, see Note 4, "Business Acquisitions", that comprised LINPAC’s Ropak Packaging division (“Ropak”) pursuant to a definitive stock purchase agreement dated November 30, 2012 ("the Ropak Acquisition"). Ropak is a North American producer of rigid, plastic containers serving the consumer goods, food processing, construction, dairy, petroleum and other industries. The Company recorded the assets and liabilities of Ropak at their estimated fair values as of the acquisition date, and the results of Ropak's operations and cash flows are included with those of the Company from the acquisition date forward for the year ended December 31, 2013.

Effective February 8, 2013, we changed our fiscal year end from September 30 to December 31. The accompanying consolidated financial statements cover the predecessor period from October 1, 2012 to November 5, 2012 and the years ended September 30, 2012 and 2011, and the successor period from November 6, 2012 to December 31, 2012. Our 2013 fiscal year covers the period from January 1, 2013 to December 31, 2013. The period from October 1, 2012 and December 31, 2012 is referred to in these notes as "the transition period," and includes the predecessor period from October 1, 2012 to November 5, 2012 and the successor period from November 6, 2012 to December 31, 2012.

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

We report our operations in two business segments: metal packaging and plastic packaging. For segment information, see Note 21, “Business Segments.”

Other Matters
In the year ended September 30, 2012, we sold certain equipment used to manufacture blow molded plastic bottles and recognized a $9.2 million gain on sale of equipment. We used the proceeds from the sale to repay debt.

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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are included in the consolidated balance sheets net of an allowance for uncollectability. The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. We regularly review the allowance for adequacy by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.
Inventories
Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories are recorded net of reserves for excess or obsolete inventory, which are based on the age of inventory and our estimate of the likelihood that the cost of inventory will be recovered based on forecasted demand and probable selling price.
Property, Plant and Equipment
Property, plant and equipment, including capitalized interest, internal engineering costs and internal software implementation costs, if any, are recorded at cost or acquired cost. Depreciation of property, plant and equipment is computed using the straight-line method and is recognized over the estimated useful lives of the assets. The estimated useful lives of buildings and improvements is generally 30 years. The estimated useful lives of machinery and equipment, furniture and fixtures and computer information systems primarily range from 5 to 15 years, and 3 to 7 years, respectively.
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
As discussed in Notes 3, 4, and 5, we have made retroactive adjustments to the fair value estimates of property, plant, and equipment acquired in the Platinum Merger and the Ropak Acquisition during the measurement periods of those transactions. These revisions consisted of changes to both the fair values and useful lives of substantially all items of property, plant, and equipment, with related revisions to depreciation expense in previously reported periods. See Notes 3, 4, and 5 for additional information.
Business Combinations
Purchase Price Allocation - Following a business combination, net assets acquired (assets acquired less liabilities assumed) are generally recorded at their acquisition date fair value. The amount of consideration transferred in excess of acquisition date fair value of net assets acquired is recorded as goodwill. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value net assets acquired, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to our valuation of net assets acquired, generally with a corresponding offset to goodwill. Upon the conclusion of the measurement period or our final determination of the fair value of net assets acquired, whichever comes first, any subsequent adjustments would be recorded in our results of operations. Transaction costs directly associated with a business combination are expensed as incurred.
Pre-Acquisition Contingencies - For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we should include these contingencies in the purchase price allocation and, if so, to determine the estimated amounts.
Tax Positions and Valuation Allowances - Uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill, provided that we are within the measurement period and we continue to collect new information existing at the acquisition date in order to determine their estimated values at the acquisition date. Subsequent to the measurement period or our final determination of the estimated value of the tax allowance or contingency, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in the statements of operations and could have a material impact on our results of operations and financial position.
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
We perform our annual goodwill impairment testing during the fourth fiscal quarter in conjunction with our annual planning process with such testing based on circumstances existing as of October 1, including our expectations for changes in business conditions. The predecessor conducted goodwill impairment testing based on circumstances existing as of July 1.
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
Our other intangible assets consist of acquired indefinite-lived identifiable intangibles as well as other finite-lived identifiable intangibles. Indefinite-lived intangibles, similar to goodwill, are required to be tested for impairment annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of such asset below its carrying value. Acquired finite-lived identifiable intangible assets are amortized over the remaining useful life of the assets in proportion to the underlying cash flows that were used in determining the acquired value, which are generally higher at the beginning of the useful life of the asset and thus result in declining annual amortization over the useful life. After performing the 2013 impairment testing for goodwill and other intangible assets, we concluded that the fair values of goodwill and other indefinite-lived intangible assets exceeded their respective book values.
Debt Issuance Costs
Debt issuance costs are recognized as a deferred asset. We recognize the amortization of costs associated with the issuance of debt as interest expense over the term of the related debt using an effective yield method.
Debt Discount and Premium

In the consolidated balance sheet, we show debt net of any unamortized original issue discount (“OID”) and premium. We recognize the amortization of OID and premium as interest expense over the term of the related debt using an effective yield method.
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
Assets to be disposed of are recorded at the lower of net book value or fair value less cost to sell at the date management commits to a plan of disposal. Assets to be disposed of are reclassified to assets held for sale in other current assets on the consolidated balance sheets. At December 31, 2013 , December 31, 2012 and September 30, 2012, there were no amounts recorded for assets held for sale.
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
Accrued Rebates
We provide volume rebates on certain products to our customers. We accrue a provision for these rebates, which is recognized as a reduction of net sales, in the period in which revenue is recognized. For customers with multiple rebate tiers, we accrue at the rebate tier we expect to pay at the end of the rebate period. Accrued rebates may be settled in cash or as a credit against customer accounts receivable.
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
Income Taxes
The provision for / benefit from income taxes is comprised of income taxes that are currently payable / receivable and deferred income taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the expected amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As applicable, we accrue interest and penalties related to unrecognized tax benefits in the provision for / benefit from income taxes. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.
Foreign Currency Translation
The financial statements of our Canadian subsidiary are translated into U.S. dollars for financial reporting purposes. The cumulative translation adjustments are reflected in accumulated other comprehensive loss, which is a component of shareholders’ equity. Assets and liabilities are translated at the exchange rate as of the balance sheet date, revenues and expenses at average exchange rates during the year, and cash flows at the approximate rates in effect at the time of the cash flows.
Restructuring
From time to time, we implement restructuring plans to close certain facilities or permanently eliminate certain positions. We account for these plans following accounting guidance related to termination benefits, contract termination costs and other associated costs. Under this guidance, a liability for a cost associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our results of operations and financial position in the period the revision is made.
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
Derivative Financial Instruments and Hedging Activities
We do not enter into or hold derivatives for trading or hedging purposes. However, we review contracts for embedded derivatives that would require separate reporting and disclosure. We have not identified any contracts with embedded derivatives requiring separate reporting and disclosure as of December 31, 2013 , December 31, 2012 or September 30, 2012.
Recent Accounting and Reporting Pronouncements
No new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements. The accounting pronouncements described below were adopted in 2013 or become effective in 2014.

Adopted
In February 2013, amendments to the existing accounting guidance were issued requiring the company to present, either on the face of the financial statements or in the notes, the effect of significant amounts reclassified in their entirety from each component of accumulated other comprehensive income into net income during the reporting period. For amounts not required to be reclassified in their entirety, the company is required to cross-reference to other disclosures that provide additional details about those reclassifications. The new guidance was effective for us on a prospective basis as of January 1, 2013, and its implementation did not have a material effect on our consolidated financial statements.
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
3. ACQUISITION OF BWAY PARENT BY PLATINUM
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
BOE Merger was determined to be the acquirer company for accounting purposes and therefore, the Platinum Merger was accounted for using the acquisition method of accounting in accordance with the accounting guidance for business combinations. Accordingly, the purchase price of the Platinum Merger has been allocated to our assets and liabilities based upon their estimated fair values at the acquisition date. Periods before November 5, 2012 reflect the financial position, results of operations and changes in financial position of the company before the Platinum Merger (the predecessor periods) and periods after November 5, 2012 reflect the financial position, results of operations, comprehensive income (loss), and changes in financial position of the Company after the Platinum Merger (the successor periods). For accounting purposes, the purchase price allocation was applied on November 6, 2012.
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
For a discussion of debt instruments used to fund the Platinum Merger, see Note 9, “Long-Term Debt.”
Merger Transaction Costs
In the period ended November 5, 2012, BWAY Intermediate recognized merger transaction costs of $10.9 million, which included a $10.0 million bonus to certain members of management related to the sale of BWAY Parent and $0.4 million of employer payroll taxes related to the bonus and to compensation resulting from the settlement of share options, and BWAY Parent recognized merger transaction costs of $25.9 million, inclusive of BWAY Intermediate’s $10.9 million. In the successor period ended December 31, 2012, BWAY Parent recognized merger transaction costs of $10.0 million.
Purchase Price Allocation
The Platinum Merger is accounted for as a business combination using the acquisition method of accounting. As a result, the financial statements reflect a new basis of accounting based on our estimate of the fair value of net assets acquired as of the acquisition date, see “Business Combinations” under Note 2, “Summary of Significant Accounting Polices”.
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
The following table summarizes the purchase price and allocation of the purchase price based on our determination of the fair value for the net assets acquired in the Platinum Merger:

Acquisition of BWAY Parent
($ in millions)
Purchase Price
Merger consideration	$394.3
Seller expense	25.9
Debt repaid at closing	592.2
Total purchase price	$1,012.4

Purchase price allocation
Cash and cash equivalents	$12.7
Accounts receivable	125.7
Inventories	127.8
Other current assets	44.5
Property, plant and equipment	246.5
Other intangible assets:
Customer relationships	537.8
Trade names	122.8
Other assets	4.2
Unfavorable lease intangible liabilities	(2.6)
Current liabilities	(148.0)
Other liabilities	(42.6)
Deferred taxes, net	(287.9)
Fair value of $205.0 million senior notes assumed	(227.6)
Net assets acquired at fair value	513.3
Goodwill	499.1
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
The Company has allocated $122.8 million to trade names that have been determined to have indefinite lives. Management considered numerous factors in its determination to account for these assets as indefinite-lived intangible assets, including the current market position of the names as well as their recognition in the industry. Indefinite-lived intangible assets are not amortized, but are instead tested for impairment at least annually (more frequently if certain conditions are present). The estimated useful life of the acquired customer relationships is 21 years.
Goodwill resulting from the Platinum Merger consists largely of value associated with the Company’s ability to generate future “free cash flow” and not otherwise associated with the other identified tangible or intangible assets. The goodwill recognized is not deductible for U.S. income tax purposes.
For additional information related to the Company's estimates of the fair value of assets acquired and liabilities assumed in the Platinum Merger and revisions to those estimates subsequent to November 6, 2012, see Note 5, "Merger/Acquisition Measurement Period Revisions".
4. BUSINESS ACQUISITIONS
Financial information related to the following acquisitions is included in the consolidated financial statements from the applicable acquisition date. See “Business Combinations” under Note 2, “Summary of Significant Accounting Polices”. For information on the Platinum Merger, see Note 3, “Acquisition of BWAY Parent by Platinum.”
Ropak
On January 18, 2013, BWAY consummated the acquisition of certain subsidiaries of LINPAC (as defined below) that comprised LINPAC’s Ropak Packaging division (“Ropak”) pursuant to a definitive stock purchase agreement dated November 30, 2012 with LINPAC Finance Limited and LINPAC Group Limited, each a private limited company organized under the laws of England and Wales, (collectively, “LINPAC”), (the “Ropak Acquisition”). The aggregate purchase price for Ropak was $268.0 million in cash (subject to certain customary adjustments at and after closing). Ropak is a North American producer of rigid, plastic containers serving the consumer goods, food processing, construction, dairy, petroleum and other industries. The Ropak Acquisition enhances the capabilities and scale of our plastic packaging segment.
In order to finance the Ropak Acquisition, we entered into an incremental term loan commitment agreement to borrow an additional $261.0 million of term loans under the 2012 Term Loan (as defined below) and increased the size of the ABL Facility by $50.0 million. BWAY used the net proceeds from the additional Term Loan borrowings and borrowed $20.0 million of the ABL Facility to finance in part the consideration paid in connection with the Ropak Acquisition and to pay fees and expenses related to the acquisition and the associated financings. The 2012 Term Loan and the ABL Facility are defined in Note 9, “Long-Term Debt.”
We have recorded the acquired net assets at fair value in accordance with applicable accounting guidance. We have allocated the purchase price based on our estimates of fair value, and took into consideration information provided by third-party specialist in our valuation of certain tangible and intangible assets acquired and liabilities assumed. The specialists did not act as experts, and management has assumed full responsibility for determining the fair value of the assets acquired and liabilities assumed in the purchase price allocation.

The following table summarizes our purchase price allocation for Ropak:

($ in millions)	Acquisition of Ropak
Purchase price	$268.0

Cash and cash equivalents	2.8
Accounts receivable	24.4
Inventories	31.2
Other current assets	3.0
Property, plant and equipment	107.0
Other intangible assets:
Customer relationships	81.8
Trade names	9.2
Other assets	2.1
Current liabilities	(21.2)
Other liabilities	(4.1)
Deferred taxes, net	(46.9)
Net assets acquired at fair value	189.3
Goodwill	78.7
$268.0
We have allocated the Ropak goodwill and intangible assets to the plastic packaging segment. Goodwill related to this acquisition consists largely of synergies and economies of scale expected from the integration of the acquired business into our existing operations. For U.S. income tax purposes, the acquisition is being treated as a stock purchase and, as such, goodwill recognized is not deductible for U.S. income tax purposes. We have estimated the useful life of trade names and customer relationships at 10 years and 19 years, respectively. See Note 11, “Goodwill and Other Intangible Assets.”
The amounts of net sales and net income of Ropak since the acquisition date included in the condensed consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2013 were approximately $312.2 million of net sales and $6.0 million of net income. In conjunction with the Ropak acquisition in 2013, we closed four of our legacy BWAY plastic manufacturing facilities and began consolidating substantial manufacturing volume from those legacy BWAY facilities into the newly acquired Ropak facilities during the first quarter of fiscal 2013. This integration was substantially completed by the end of July 2013. Our reference to Ropak’s 2013 operating results include the legacy BWAY manufacturing activity that was transferred to the legacy Ropak facilities.
For additional information related to the Company's estimates of the fair value of assets acquired and liabilities assumed in the Ropak Acquisition and adjustments to those estimates subsequent to January 18, 2013, see Note 5, "Merger/Acquisition Measurement Period Adjustments."
Supplemental Pro Forma Information
The following unaudited pro forma financial information presents a summary of the Company’s consolidated net sales and net income for the year ended December 31, 2013 and December 31, 2012, respectively, as if the Platinum Merger and the Ropak Acquisition had occurred as of January 1, 2012.

($ in millions)	Year Ended December 31, 2013	Year Ended December 31, 2012
Net sales	$1,445.9	$1,462.3
Net income (loss)	$5.0	$(11.1)
The unaudited pro forma financial information presented above has been prepared for comparative purposes only and includes certain adjustments to actual financial results, such as imputed interest cost, and estimated additional depreciation and amortization expense as a result of property, plant and equipment and intangible assets acquired. The pro forma information for the year ended December 31, 2012 includes $1.0 million of loss on extinguishment of debt related to the Platinum Merger. Also, as discussed above, results for the year ended December 31, 2012 have been adjusted to include non-recurring transaction costs of approximately $5.3 million, related to the Ropak Acquisition. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the Platinum Merger and the Ropak Acquisition taken place on the date indicated or the results of operations that may result in the future.
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
5. MERGER/ACQUISITION MEASUREMENT PERIOD REVISIONS

The Company has finalized its determination of the fair value of assets acquired and liabilities assumed in the Platinum Merger and the Ropak Acquisition. As a result of adjustments to the fair values of these assets and liabilities recorded during the measurement period of each transaction, the fair value of such assets and resulting amortization and depreciation expense for previously reported periods has been revised.
For the Platinum Merger, depreciation and amortization expense recorded in the transition period from November 6, 2012 to December 31, 2012, and the quarters ended March 31, 2013 and June 30, 2013 were preliminary estimates determined in a manner consistent with similar transactions prior to the Platinum Merger. For the Ropak Acquisition, depreciation and amortization expense recorded in the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013 were also preliminary estimates determined in a manner consistent with similar prior transactions.
The table below shows i) the amounts previously reported and the revised amounts for all changes relating to measurement period adjustments discussed in Notes 3 and 4 and revisions for immaterial errors primarily related to ii) a revision for the correction of an immaterial error to increase accounts payable and other current assets in the amount of $2.0 million and $2.5 million in the periods ended September 30, 2012 and December 31, 2012, respectively, and iii) a revision for the correction of an immaterial error to decrease goodwill and deferred tax liability in the amount of $2.5 million in the period ended December 31, 2012. The error correction adjustments were not material to previously issued financial statements.

($ in millions)	As Originally Reported	As Revised	Change
Balance Sheet
Accounts receivable
As of December 31, 2012	$102.3	$102.7	$0.4

Inventory
As of March 31, 2013	$145.6	$144.9	$(0.7)

Deferred tax assets
As of March 31, 2013	$36.8	$38.9	$2.1
As of June 30, 2013	$36.9	$38.6	$1.7
As of September 30, 2013	$39.9	$41.6	$1.7

Other current assets
As of September 30, 2012	$11.3	$13.3	$2.0
As of December 31, 2012	$28.3	$31.8	$3.5
As of March 31, 2013	$39.0	$46.5	$7.5
As of June 30, 2013	$44.0	$47.2	$3.2

Property, plant and equipment, net
As of December 31, 2012	$278.6	$246.2	$(32.4)
As of March 31, 2013	$382.9	$349.3	$(33.6)
As of June 30, 2013	$350.3	$350.3	$—
As of September 30, 2013	$353.3	$352.9	$(0.4)

Other intangible assets, net
As of December 31, 2012	$635.1	$650.1	$15.0
As of March 31, 2013	$708.4	$720.5	$12.1
As of June 30, 2013	$694.9	$699.3	$4.4
As of September 30, 2013	$680.3	$679.2	$(1.1)

Goodwill
As of December 31, 2012	$491.0	$499.1	$8.1
As of March 31, 2013	$585.1	$577.9	$(7.2)
As of June 30, 2013	$596.2	$577.9	$(18.3)
As of September 30, 2013	$590.3	$577.8	$(12.5)

Accounts payable
As of September 30, 2012	$128.4	$130.4	$2.0
As of December 31, 2012	$72.8	$75.4	$2.6
As of March 31, 2013	$105.5	$109.3	$3.8
As of June 30, 2013	$99.9	$103.1	$3.2
As of September 30, 2013	$107.0	$109.8	$2.8

Other current liabilities
As of March 31, 2013	$63.0	$63.6	$0.6

Deferred tax liabilities
As of December 31, 2012	$290.6	$281.8	$(8.8)
As of March 31, 2013	$348.0	$332.1	$(15.9)
As of June 30, 2013	$340.8	$330.5	$(10.3)
As of September 30, 2013	$345.3	$332.4	$(12.9)

Other liabilities
As of December 31, 2012	$43.3	$44.0	$0.7
As of March 31, 2013	$44.0	$45.4	$1.4
As of June 30, 2013	$46.0	$47.0	$1.0
As of September 30, 2013	$45.7	$46.5	$0.8

Additional paid-in capital
As of March 31, 2013	$579.3	$579.2	$(0.1)

Accumulated other comprehensive income (loss)
As of December 31, 2012	$0.5	$1.1	$0.6
As of March 31, 2013	$(0.3)	$(1.4)	$(1.1)
As of June 30, 2013	$(1.1)	$(3.8)	$(2.7)
As of September 30, 2013	$(0.7)	$(2.6)	$(1.9)

($ in millions)	As Originally Reported	As Revised	Change
Statement of Operations
Depreciation and amortization expense
Transition period November 6, 2012 through December 31, 2012	$15.8	$17.5	$1.7
Quarter ended March 31, 2013	$23.6	$34.5	$10.9
Quarter ended June 30, 2013	$36.0	$35.9	$(0.1)
Six months ended June 30, 2013	$69.8	$70.3	$0.5
Quarter ended September 30, 2013	$36.5	$36.2	$(0.3)
Nine months ended September 30, 2013	$106.8	$106.4	$(0.4)

Income tax (benefit) expense
Transition period November 6, 2012 through December 31, 2012	$(14.2)	$(15.1)	$(0.9)
Quarter ended March 31, 2013	$—	$(3.5)	$(3.5)
Quarter ended June 30, 2013	$1.7	$1.6	$(0.1)
Six months ended June 30, 2013	$(1.5)	$(1.8)	$(0.3)

Net income (loss)
Transition period November 6, 2012 through December 31, 2012	$(4.4)	$(5.3)	$(0.9)
Quarter ended March 31, 2013	$2.6	$(4.8)	$(7.4)
Six months ended June 30, 2013	$(4.0)	$(4.2)	$(0.2)
Quarter ended September 30, 2013	$(0.3)	$—	$0.3
Nine months ended September 30, 2013	$(4.6)	$(4.2)	$0.4

Comprehensive income (loss)
Transition period November 6, 2012 through December 31, 2012	$(3.9)	$(4.2)	$(0.3)
Quarter ended March 31, 2013	$1.8	$(7.3)	$(9.1)
Six months ended June 30, 2013	$(6.1)	$(9.1)	$(3.0)
Quarter ended September 30, 2013	$—	$1.1	$1.1
Nine months ended September 30, 2013	$(6.4)	$(8.0)	$(1.6)
6. INVENTORIES

	Successor		Predecessor
($ in millions)	December 31, 2013	December 31, 2012	September 30, 2012
Raw materials	$61.6	$36.9	$32.8
Work in process	39.4	38.9	38.4
Finished goods	66.8	49.7	40.9
Total inventories	$167.8	$125.5	$112.1
7. OTHER CURRENT ASSETS AND LIABILITIES

	Successor		Predecessor
($ in millions)	December 31, 2013	December 31, 2012 (Revised)	September 30, 2012 (Revised)
Other current assets
Income taxes receivable	$0.5	$17.0	$3.8
Other	22.0	14.8	9.5
Total other current assets	$22.5	$31.8	$13.3
Other current liabilities
Accrued salaries and wages	$17.4	$9.7	$17.7
Accrued interest	3.8	2.6	10.2
Accrued rebates	8.9	7.5	6.4
Self insurance	11.6	12.0	8.5
Other	13.2	10.9	8.9
Total other current liabilities	$54.9	$42.7	$51.7
8. PROPERTY, PLANT AND EQUIPMENT

	Successor		Predecessor
($ in millions)	December 31, 2013	December 31, 2012 (Revised)	September 30, 2012
Land	$10.2	$6.3	$4.4
Buildings and improvements	43.5	24.2	27.3
Machinery and equipment	318.2	182.2	181.1
Furniture, fixtures and computer information systems	23.4	15.9	25.1
Construction-in-progress	27.3	24.7	18.5
	422.6	253.3	256.4
Accumulated depreciation	(73.0)	(7.1)	(89.6)
Total property, plant and equipment, net	$349.6	$246.2	$166.8
We recognized depreciation expense of $67.0 million, $7.1 million, $3.8 million, $43.2 million and $45.4 million for the year ended December 31, 2013, the period from November 6, 2012 to December 31, 2012, the period from October 1, 2012 to November 5, 2012, for the year ended September 30, 2012 and for the year ended September 30, 2011, respectively.
9. LONG-TERM DEBT

	Successor		Predecessor
($ in millions)	December 31, 2013	December 31, 2012	September 30, 2012
2012 Term Loan, net of discount of $1.8 and $2.3	$721.8	$467.7	$—
2010 Term Loan, net of discount of $1.7	—	—	434.9
$205.0 million 10% senior notes due June 2018, including a premium of $18.7 and $22.1	223.7	227.1	202.9
Revolving credit facility borrowings	—	3.6	—
Total long-term debt	945.5	698.4	637.8
Less: current portion of long-term debt	(7.3)	(4.7)	—
Long-term debt, net of current maturities	$938.2	$693.7	$637.8
The weighted-average interest rate on outstanding variable rate term loan borrowings at both December 31, 2013 and December 31, 2012 was 4.5%.
The current portion of long-term debt represents required repayments with due dates occurring in the twelve months subsequent to the balance sheet dates.
In 2013, we made repayments of $7.3 million on the 2012 Term Loan (as defined below). In January 2013, we borrowed an additional $261.0 million on the 2012 Term Loan related to the Ropak Acquisition, as further discussed below.
Scheduled Maturities of Long-Term Debt

As of December 31, 2013 ($ in millions)	Scheduled Future Maturities
2014	$7.3
2015	7.3
2016	7.3
2017	701.7
Thereafter	205.0
Total scheduled future maturities of long-term debt	$928.6

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
The 2018 Notes were assumed in the Platinum Merger, and we recorded them at fair value in the purchase price allocation, which included a $22.5 million premium over the $205.0 million par value. The premium is being amortized on the interest rate method over the remaining term of the notes. Unamortized OID and debt issuance costs on the 2018 Notes as of November 5, 2012 had no fair value and were derecognized in the purchase price allocation.
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
As of December 31, 2013, we were in compliance with applicable covenants related to the 2018 Notes.
Senior Secured Credit Facilities
In connection with the Platinum Merger, we entered into (i) a senior secured term loan facility with an aggregate principal amount of $470.0 million (the “2012 Term Loan”), pursuant to a term loan credit agreement, dated as of November 5, 2012, by and among BWAY Holding, as lead borrower, BWAY Intermediate, BWAY Corporation and North America Packaging Corporation, as subsidiary borrowers, the lenders party thereto from time to time, and (ii) a $150.0 million senior secured asset-based revolving credit facility, pursuant to a credit agreement, dated as of November 5, 2012, by and among BWAY Holding, as lead borrower, certain domestic subsidiaries signatories thereto, as subsidiary borrowers, BWAY Intermediate, the lenders party thereto from time to time (the “ABL Facility” and together, with the 2012 Term Loan, the “2012 Senior Secured Credit Facilities”). The net proceeds from the 2012 Term Loan were used to finance in part the consideration paid in the Platinum Merger, to pay off certain predecessor indebtedness in connection with the Platinum Merger and to pay fees and expenses related to the Platinum Merger and the associated financings. The 2012 Term Loan will mature on August 6, 2017 and the ABL Facility will mature on May 6, 2017.
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
The 2012 Term Loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest is payable on the 2012 Senior Secured Credit Facilities at a rate equal to the LIBOR or the base rate, plus an applicable margin.
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
The 2012 Senior Secured Credit Facilities contain certain negative covenants (subject to exceptions, materiality thresholds and baskets) including, without limitation, negative covenants that limit BWAY Holding’s and its restricted subsidiaries’ ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments or modify certain debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict BWAY Holding’s and its restricted subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, or change fiscal year. The ABL Facility also includes a financial maintenance covenant whereby we must maintain a minimum fixed charge coverage ratio of 1:1, tested only if availability under the ABL Facility is less than the greater of 10% of the commitments under the new ABL facility and $14.0 million. For the period ended December 31, 2013, our availability under the ABL Facility did not require us to test the fixed charge ratio.

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

As of December 31, 2013, there were outstanding standby letters of credit of $11.2 million which reduced available ABL Facility borrowings to $156.2 million. There were no outstanding revolver borrowings at December 31, 2013. As of December 31, 2013, the weighted average interest rate on outstanding ABL borrowings was 3.75%.

Debt Issuance Costs
In the period ended December 31, 2013, we incurred debt issuance cost of $9.1 million related to the additional term loan and ABL Facility borrowings as a result of the Ropak acquisition. During the period from November 6, 2012 to December 31, 2012, we incurred debt issuance cost of $20.3 million related to the 2018 Notes and the 2012 Senior Secured Credit Facilities. In the period ended September 30, 2011, we incurred debt issuance costs of $6.5 million to amend the Senior Secured Credit Facilities and $0.4 million to register the 2018 Notes. We are amortizing debt issuance costs utilizing the effective yield method.
At December 31, 2013 , December 31, 2012and September 30, 2012 , unamortized debt issuance costs were $22.9 million , $19.7 million and $23.6 million, respectively. Debt issuance costs are included in the other assets line item in the consolidated balance sheets.

Loss on Extinguishment of Debt

In the periods ended December 31, 2012 and November 5, 2012, we recorded a loss on extinguishment of debt of $1.0 million and $20.0 million, respectively. The $1.0 million represents the write-off of financing costs associated with an undrawn bridge loan. The $20.0 million represents the write-off of $1.7 million of unamortized OID and $18.2 million of unamortized debt issuance costs, each associated with the 2010 Term Loan, and $0.1 million of fees and expenses.
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
As discussed in Note 3, "Acquisition of BWAY Parent by Platinum," BWAY Parent became a wholly-owned subsidiary of BOE Intermediate (a wholly-owned subsidiary of BOE Holding) upon completion of the Platinum Merger.
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
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
For a description of how we estimate fair value, see “Fair Value Measures” under Note 2, “Summary of Significant Accounting Policies.”
Financial instruments include cash and cash equivalents, accounts receivable and payable, deferred compensation plan assets and debt instruments. Due to their short-term maturities, we believe the fair values of cash equivalents, if any, accounts receivable and accounts payable are equal to their carrying value.
The carrying amount and estimated fair value of deferred compensation plan assets as of December 31, 2013 was $2.0 million. These plan assets were acquired in conjunction with the Ropak Acquisition and as such we did not have deferred compensation plan assets in periods prior to 2013. See Note 16, "Employee Benefit Obligations." We estimated fair value for the deferred compensation plan assets based in quoted market prices, which we have categorized within Level 2 of the GAAP fair value hierarchy.
The carrying value and estimated fair value of long-term debt was $945.5 million and $969.0 million, respectively, as of December 31, 2013 and $698.4 million and $702.3 million, respectively, as of December 31, 2012. The carrying value and estimated fair value of long-term debt was $637.8 million and $667.0 million, respectively, in the Predecessor period ending September 30, 2012. We estimate fair value for other debt instruments based on quoted market prices in the secondary credit market, which we have categorized within Level 2 of the fair value hierarchy.
11. GOODWILL AND OTHER INTANGIBLE ASSETS
For additional information, see “Goodwill and Other Intangible Assets” under Note 2, “Summary of Significant Accounting Policies.”
Goodwill

($ in millions)	Metal Packaging	Plastic Packaging	Total
Predecessor
Balance, September 30, 2012	$281.7	$25.9	$307.6
Change	—	—	—
Balance, November 5, 2012	$281.7	$25.9	$307.6
Successor
Excess purchase price over fair value of Predecessor (Revised)	$452.9	$46.2	$499.1
Change	—	—	—
Balance, December 31, 2012 (Revised)	$452.9	$46.2	$499.1
Additions	—	78.7	78.7
Balance, December 31, 2013	$452.9	$124.9	$577.8
Other Intangible Assets

($ in millions)	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2013
Finite-lived intangible assets
Customer relationships	21.0	$617.0	$(86.9)	$530.1
Trade names	10.0	8.9	(2.1)	6.8
Favorable lease agreements	4	0.4	(0.1)	0.3
Indefinite-lived intangible assets
Trade names	n/a	122.8	—	122.8
Total other intangible assets		$749.1	$(89.1)	$660.0
December 31, 2012 (Revised)
Finite-lived intangible assets
Customer relationships	21.0	$537.4	$(10.5)	$526.9
Favorable lease agreements	4	0.4	—	0.4
Indefinite-lived intangible assets
Trade names	n/a	122.8	—	122.8
Total other intangible assets		$660.6	$(10.5)	$650.1
Predecessor
September 30, 2012
Finite-lived intangible assets
Customer relationships	12.9	$388.6	$(93.0)	$295.6
Trade names	10.2	49.5	(10.4)	39.1
Favorable lease agreements	4.5	0.5	(0.3)	0.2
Total other intangible assets		$438.6	$(103.7)	$334.9
Our expected future amortization expense related to finite-lived intangible assets:

As of December 31, 2013 ($ in millions)	Future Amortization
Fiscal year
2014	$69.2
2015	61.2
2016	54.0
2017	48.7
2018	47.4
Thereafter	256.7
Total expected future amortization expense	$537.2
12. SHAREHOLDER’S EQUITY
Dividend Restrictions
With the exception of dividends for interest payments on certain BWAY Parent debt obligations, our ability to pay dividends to BWAY Parent is limited by certain restrictive covenants in our debt agreements.
Accumulated Other Comprehensive Income (Loss) Information
The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were:

($ in millions)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss)
Predecessor
Balance, September 30, 2012	$(3.8)	$(1.2)	$(5.0)
Change	—	0.3	0.3
Balance, November 5, 2012	$(3.8)	$(0.9)	$(4.7)
Successor
Balance November 6, 2012	$—	$—	$—
Change	0.6	0.5	1.1
Balance, December 31, 2012 (Revised)	$0.6	$0.5	$1.1
Change	3.0	(6.0)	(3.0)
Balance, December 31, 2013	$3.6	$(5.5)	$(1.9)
The balance of accumulated other comprehensive loss related to the pension and other postretirement items at December 31, 2013 and December 31, 2012 is shown net of deferred tax benefits of $2.1 million and $0.3 million, respectively, and $2.3 million in the Predecessor period ending September 30, 2012. Amortization of these accumulated other comprehensive loss components is included in the computation of net periodic benefit costs and actuarial losses. See Note 16 for additional details about net periodic benefit cost.

13. INCOME TAXES
The provision for (benefit from) income taxes consists of the following:

	Successor		Predecessor
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
Provision for (benefit from) income taxes
U.S.	$6.8	$(10.2)	$(12.7)	$16.5	$4.9
Foreign	1.8	—	—	—	(0.3)
State	0.8	(1.1)	(1.4)	2.6	—
Current (benefit from) provision for income taxes	9.4	(11.3)	(14.1)	19.1	4.6
Deferred tax (benefit) expense
U.S.	(15.3)	(3.4)	(0.1)	(6.5)	(12.9)
Foreign	(2.0)	—	—	—	7.3
State	(1.4)	(0.4)	—	(0.6)	(1.4)
Total deferred tax (benefit) expense	(18.7)	(3.8)	(0.1)	(7.1)	(7.0)
Provision for (benefit from) income taxes	$(9.3)	$(15.1)	$(14.2)	$12.0	$(2.4)
The provision for (benefit from) income taxes differs from the amount determined by applying the U.S. statutory rate to pretax income (loss) as a result of the following:

	Successor		Predecessor
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
Reconciliation of the provision for (benefit from) income taxes with the federal statutory rate
Provision for (benefit from) income taxes at the U.S. federal statutory rate	$(3.9)	$(7.1)	$(16.0)	$11.8	$(47.3)
Increase (decrease) due to:
State tax expense (benefit), net	0.9	(1.5)	(1.8)	1.2	(0.6)
Foreign tax rate differences	0.1	—	—	—	2.2
Non-deductible (deductible) merger related transaction costs	5.5	(6.3)	2.9	—	0.2
Statutory rate changes	(1.8)	—	—	0.6	1.2
Section 199 deduction	—	—	—	(1.9)	—
Foreign tax credit	(0.1)	—	—	(0.1)	(0.1)
Valuation allowance	0.4	—	—	0.3	7.3
FIN 48	0.8	—	—	—	—
Tax on Section 956 income	1.8	—	—	—	—
Goodwill impairment loss	—	—	—	—	32.7
R&D credit	(3.3)	—	—	(1.1)	—
Worthless stock loss	(10.1)	—	—	—	—
Prior year tax	—	—	—	0.6	—
Other, net	0.4	(0.2)	0.7	0.6	2.0
Provision for (benefit from) income taxes	$(9.3)	$(15.1)	$(14.2)	$12.0	$(2.4)
Effective tax rate expressed as a percentage of income (loss) before income taxes	83.0%	74.0%	31.1%	35.6%	1.8%

The effective tax rate for the period ended December 31, 2013 is higher than the statutory rate primarily due to a worthless stock loss on a foreign subsidiary. This increase was partially offset by taxes for a prior period. The effective tax rate for the period ended December 31, 2012 was higher than the statutory rate due to transaction costs deducted from a prior period. The effective tax rate for the period ended November 5, 2012 was lower than the statutory rate due to transaction costs that were not deductible.
The components of deferred tax assets and liabilities as of the dates indicated were:

	Successor		Predecessor
($ in millions)	December 31, 2013	December 31, 2012	September 30, 2012
Deferred tax liabilities
Property, plant and equipment	$(77.5)	$(63.1)	$(34.5)
Intangible assets	(237.7)	(237.5)	(116.9)
Deferred income	(16.8)	—	—
Other	(0.7)	(4.3)	(1.0)
Total deferred tax liabilities	(332.7)	(304.9)	(152.4)
Deferred tax assets
Restructuring reserves	0.7	0.1	0.1
Employee benefits	16.5	16.6	16.7
Inventory	1.5	1.3	1.3
Accounts receivable	1.1	0.9	0.9
Stock-based compensation expense	—	—	0.7
Unrecognized tax benefits	3.8	0.5	0.5
Net operating loss and credit carryforwards	44.6	40.1	2.7
Other	0.5	5.5	5.4
Total deferred tax assets	68.7	65.0	28.3
Valuation allowance	(6.1)	(7.6)	(7.6)
Net deferred tax assets	62.6	57.4	20.7
Net deferred tax liability	$(270.1)	$(247.5)	$(131.7)
Net deferred tax assets (current)	$29.7	$34.3	$7.1
Net deferred tax liabilities (noncurrent)	(299.8)	(281.8)	(138.8)
Net deferred tax liability	$(270.1)	$(247.5)	$(131.7)
At December 31, 2013, deferred tax assets included federal, state and foreign net operating loss carryforwards of $29.4 million, $7.4 million and $0.1 million, respectively. Due to the uncertainty of ultimate realization, $0.1 million of the state net operating loss carryforwards have been fully offset by a valuation allowance. At December 31, 2012, deferred tax assets included federal, state and foreign net operating loss carryforwards of $28.3 million, $5.9 million and $0.6 million, respectively. Due to the uncertainty of ultimate realization, $0.6 million of the foreign net operating loss carryforwards have been fully offset by a valuation allowance. At September 30, 2012, deferred tax assets included state net operating loss carryforwards of $2.1 million and foreign net operating loss of $0.6 million. Due to the uncertainty of ultimate realization, $0.6 million of the foreign net operating loss carryforwards have been fully offset by a valuation allowance. These net operating loss carryforwards have various expiration dates beginning 2022 through 2033.
In addition to the $0.1 million valuation allowance on state net operating loss carryforwards at December 31, 2013, due to the uncertainty of ultimate realization we had a valuation allowance of $6.0 million to fully offset certain net deferred tax assets related to foreign tax credits, R&D credits and capital losses.
A reconciliation of the beginning and ending liability for unrecognized tax benefits for the periods ended:

	Successor		Predecessor
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
Unrecognized tax benefits
Beginning balance	$0.8	$0.8	$0.8	$1.6	$1.6
(Decrease) increase in tax positions for prior periods	(0.2)	—	—	(0.8)	—
Increase in tax positions for prior periods	2.6	—	—	—	—
Ending balance	$3.2	$0.8	$0.8	$0.8	$1.6
We file income tax returns in the U.S., Canada and Puerto Rico, as well as in multiple state and provincial jurisdictions therein. With few exceptions, we are no longer subject to income tax examinations by any taxing authorities for years prior to 2008.
Included in the total liability for unrecognized tax benefits at December 31, 2013 is approximately $3.0 million that, if recognized, would affect the effective tax rate in future periods.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Unrecognized tax benefits included in the ending balances in the table above as of December 31, 2013, December 31, 2012 and September 30, 2012 do not include accrued interest of $0.7 million, $0.3 million and $0.3 million, respectively. Also, the table above does not included accrued penalties as of December 31, 2013, December 31, 2012 and September 30, 2012 of $0.3 million, $0.2 million and $0.2 million, respectively. In 2013, we recognized $0.4 million of interest expense and in 2012, we recognized no interest expense, in each case as offset by amounts paid to settle with various state authorities.
The company is being examined by the Internal Revenue Service for the Predecessor period ended November 5, 2012. We expect that any tax assessment will be immaterial.
Pending the resolution of ongoing tax audits, we expect that $0.3 million of unrecognized tax benefits could change during fiscal 2014.
In the year ended December 31, 2013, the period from November 6, 2012 to December 31, 2012, the years ended September 30, 2012 and September 30, 2011 we recorded deferred tax benefits of $1.8 million, $0.3 million, $0.2 million, and $1.4 million respectively, to stockholder’s equity related to adjustments to pension and other postemployment benefit obligations. In the period from October 1, 2012 to November 5, 2012 we recorded deferred tax benefits of $2.8 million to stockholder’s equity primarily related to excess tax benefits from the exercise of stock options, including options settled in the Platinum Merger.
During the fourth quarter of 2013, the Company recorded an out-of-period adjustment of $1.6 million to record an income tax benefit in order to correct an error that originated in the period from November 6, 2012 to December 31, 2012.  This adjustment was not considered to be material to the prior period, or the fourth quarter, or fiscal year 2013.
14. SHARE-BASED COMPENSATION
Description of Participation Plan
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

Predecessor Company Share-based Compensation Plan
Prior to the Platinum Merger, certain members of management were participants in a share-based compensation plan. The plan permitted the grant of stock option awards, stock appreciation rights, performance awards, cash payments and such other forms as the compensation committee in its discretion deemed appropriate. There were no grants under the plan from October 1, 2012 until the plan was terminated effective November 5, 2012 in connection with the Platinum Merger (see Note 3, "Acquisition of BWAY Parent by Platinum"), at which time all outstanding awards were settled.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense by financial statement line item for the period from October 1, 2012 to November 5, 2012 and the years ended September 30, 2012 and September 30, 2011. There was no share-based compensation expense subsequent to November 5, 2012.

	Predecessor
($ in millions)	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
Share-based compensation expense (1)
Cost of products sold (excluding depreciation and amortization) (2)	$3.7	$0.4	$0.5
Selling and administrative expense (2)	9.8	1.0	1.0
Total share-based compensation expense	$13.5	$1.4	$1.5
(1) Share-based compensation expense is included in undistributed corporate expense in the business segment disclosure in Note 21, “Business Segments.”
(2) In the period ended November 5, 2012, we recognized share-based compensation expense of $3.6 million and $9.4 million in cost of products sold and general and administrative expense, respectively, upon the settlement of the stock options representing the then unrecognized grant date fair value of the options.
Grant Date Fair Value
We estimated the fair value of each option on the date of grant using the BSM option-pricing model. The BSM requires various assumptions, which are summarized in the table below.
The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted in the periods presented:

	Predecessor
	Year Ended September 30, 2012	Year Ended September 30, 2011
Expected dividend yield (1)	—%	—%
Expected volatility (2)	57.7%	57.7%
Risk-free interest rate (3)	1.4	2.3
Expected term (in years) (4)	6.5	6.5
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
15. LEASE COMMITMENTS
Generally, we lease manufacturing facilities, warehouses and office space using operating leases. However, in 2009, we acquired a capital lease on a manufacturing facility. We lease equipment under operating and capital leases. We recorded lease expenses of $18.6 million for the year ended December 31, 2013, $2.3 million in the period from November 6, 2012 to December 31, 2012, $1.5 million in the period from October 1, 2012 to November 5, 2012, $15.2 million for the year ended September 30, 2012 and $16.5 million for the year ended September 30, 2011.
Future minimum lease payments under non-cancellable lease commitments:

As of December 31, 2013 ($ in millions)	Capitalized Leases	Operating Leases
Fiscal year
2014	$1.7	$15.1
2015	1.4	13.4
2016	1.2	11.7
2017	1.2	10.5
2018	1.2	9.8
2019 and thereafter	4.7	16.5
Total minimum lease payments	11.4	$77.0
Less: imputed interest	3.0
Present value of minimum capitalized lease payments	8.4
Less: current portion of capitalized lease obligations	1.1
Total long-term capitalized lease obligations	$7.3
At December 31, 2013, property, plant and equipment, net, included $2.5 million related to assets held under capital leases.
16. EMPLOYEE BENEFIT OBLIGATIONS
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
We measure pension benefit obligations and other postretirement benefit obligations as of December 31. Prior to the Company's change in fiscal year-end from September 30 to December 31 in connection with the Platinum Merger, we measured pension benefit obligation and other postretirement benefit obligations as of September 30.
The components of net periodic benefit cost for the periods indicated were:

	Successor		Predecessor
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
Defined benefit pension plans
Interest cost	$1.4	$0.2	$0.1	$1.5	$1.5
Expected return on plan assets	(1.7)	(0.2)	(0.2)	(1.4)	(1.4)
Amortization of actuarial loss	—	—	—	0.1	—
	(0.3)	—	(0.1)	0.2	0.1
Other benefits
Interest cost	0.3	—	—	0.4	0.4
Total net periodic benefit cost	$—	$—	$(0.1)	$0.6	$0.5
The following table reflects the change in the fair value of plan assets and projected benefit obligation and weighted-average assumptions for the periods indicated:

	Pension Benefits				Other Benefits
	Successor		Predecessor		Successor		Predecessor
December 31 ($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012
Change in benefit obligation
Benefit obligation, beginning of period	$35.1	$35.6	$34.9	$32.1	$7.8	$7.9	$7.8	$8.4
Interest cost	1.4	0.2	0.1	1.5	0.3	—	—	0.4
Actuarial loss (gain)	(1.3)	(0.6)	0.8	2.8	(2.2)	—	0.1	(0.8)
Benefit payments	(1.5)	(0.1)	(0.2)	(1.5)	(0.2)	(0.1)	—	(0.2)
Benefit obligation, end of period	33.7	35.1	35.6	34.9	5.7	7.8	7.9	7.8
Change in plan assets
Fair value of plan assets, beginning of period	22.1	21.7	21.5	17.7	—	—	—	—
Actual return on plan assets	3.0	0.5	(0.2)	2.8	—	—	—	—
Company contributions	2.5	—	0.6	2.5	0.2	0.1	—	0.2
Benefit payments	(1.5)	(0.1)	(0.2)	(1.5)	(0.2)	(0.1)	—	(0.2)
Fair value of plan assets, end of period	26.1	22.1	21.7	21.5	—	—	—	—

Funded status	$(7.6)	$(13.0)	$(13.9)	$(13.4)	$(5.7)	$(7.8)	$(7.9)	$(7.8)

The following table reflects amounts recognized in the Company's balance sheet:

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
($ in millions)	December 31, 2013	December 31, 2012	September 30, 2012	December 31, 2013	December 31, 2012	September 30, 2012
Amounts recognized in the balance sheet
Current liabilities	$—	$—	$—	$(0.4)	$(0.5)	$(0.5)
Other liabilities	(7.6)	(13.0)	(13.4)	(5.3)	(7.3)	(7.3)
Funded status	$(7.6)	$(13.0)	$(13.4)	$(5.7)	$(7.8)	$(7.8)
The following table reflects amounts recognized in accumulated other comprehensive income (AOCI):

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
($ in millions)	December 31, 2013	December 31, 2012	September 30, 2012	December 31, 2013	December 31, 2012	September 30, 2012
Amounts recognized in AOCI
Net (gain) loss	$(3.4)	$(0.8)	$5.7	$(2.2)	$(0.1)	$0.4
Total AOCI	$(3.4)	$(0.8)	$5.7	$(2.2)	$(0.1)	$0.4
The following table reflects amounts recognized in net periodic benefit cost and other comprehensive income:

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
($ in millions)	December 31, 2013	December 31, 2012	September 30, 2012	December 31, 2013	December 31, 2012	September 30, 2012
Components of net periodic benefit cost
Interest cost	$1.4	$0.2	$1.5	$0.3	$—	$0.4
Expected return on plan assets	(1.7)	(0.2)	(1.4)	—	—	—
Amortization of actuarial loss	$—	$—	$0.1	$—	—	—
Total net periodic benefit cost	$(0.3)	$—	$0.2	$0.3	$—	$0.4

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss arising during the period	$(2.7)	$(0.8)	$1.4	$(2.1)	$(0.1)	$(0.8)
Amortization of actuarial loss	—	—	(0.1)	—	—	—
Total recognized in other comprehensive income	$(2.7)	$(0.8)	$1.3	$(2.1)	$(0.1)	$(0.8)

Total recognized in net periodic benefit cost and other comprehensive income	$(3.0)	$(0.8)	$1.5	$(1.8)	$(0.1)	$(0.4)
Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2014 consist of net gains of $0.1 million and $0.1 million for pension benefit plans and OPEB plans, respectively.
Our defined benefit pension and other postretirement benefit costs and obligations are dependent on actuarial assumptions in calculating such amounts. These assumptions, which we review periodically, include the discount rate, long-term expected rate of return on plan assets, healthcare cost trend rate and other economic and demographic factors. In estimating discount rates for the defined benefit pension plan and the other postretirement benefit plans, we evaluate the AA-rated corporate long-term bond yield rate in the United States at the end of our fiscal year as an estimate of the rate that would generate matching cash flows to pay benefits under the plans if invested in a portfolio of high quality debt instruments. The long-term expected rate of return on plan assets is based on a combination of historical results of the portfolio and our expectation of future returns that we expect to realize over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends. Since the defined benefit pension plans were frozen, as discussed above, we did not make salary growth assumptions. The following table reflects significant assumptions used in calculating our defined benefit and other postretirement benefit costs and obligations:

	Pension Benefits				Other Benefits
($ in millions)	Successor		Predecessor		Successor		Predecessor
	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012
Assumptions used to determine benefit obligations
Discount rate	4.97%	4.19%	4.07%	4.22%	4.69%	3.92%	3.81%	3.95%
Assumptions used to determine net periodic benefit cost
Discount rate	4.19%	4.07%	4.22%	4.86%	3.92%	3.81%	3.95%	4.67%
Expected return on plan assets	7.63%	7.63%	7.63%	7.75%	n/a	n/a	n/a	n/a
Assumed health care cost trend rates
Health care cost trend rates assumed for next year (Pre-65)	n/a	n/a	n/a	n/a	8.00%	8.00%	8.00%	8.00%
Health care cost trend rates assumed for next year (Post-65)	n/a	n/a	n/a	n/a	7.50%	7.50%	7.50%	7.50%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	n/a	n/a	n/a	n/a	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	2022	2018	2018	2018
The following table reflects the fair values of pension plan assets, classified based on the hierarchy of inputs used to determine such fair values as discussed in Note 2:

	Fair Value of Pension Plan Assets
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Successor
December 31, 2013
Cash	$0.7	$0.7	$—	$—
U.S. equity securities	1.9	1.9	—	—
Mutual funds (a)	17.2	—	17.2	—
Deferred annuity contracts (b)	6.3	—	—	6.3
Total	$26.1	$2.6	$17.2	$6.3
December 31, 2012
Cash	$0.7	$0.7	$—	$—
U.S. equity securities	1.4	1.4	—	—
Mutual funds (a)	14.1	—	14.1	—
Deferred annuity contracts (b)	5.9	—	—	5.9
Total	$22.1	$2.1	$14.1	$5.9
Predecessor
September 30, 2012
Cash	$0.6	$0.6	$—	$—
U.S. equity securities	1.2	1.2	—	—
Mutual funds (a)	13.9	—	13.9	—
Deferred annuity contracts (b)	5.8	—	—	5.8
Total	$21.5	$1.8	$13.9	$5.8
(a) The majority of mutual funds are invested in equity portfolios.
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

($ in millions)	Level 3 Fair Value
Pension plan assets
Balance, December 31, 2012	$5.9
Actual return on plan assets still held at the reporting period included in net periodic pension cost	0.4
Balance, December 31, 2013	$6.3
The fair value of plan assets included in level 3 relates to deferred annuity contracts. We estimate the fair value of the deferred annuity contracts based on the sum of (1) an accumulation value of mutual fund units ($5.2 million) based on net asset values that can be obtained from quoted market prices , (2) a probability-weighted present value of the guaranteed death benefit feature ($1.4 million) and (3) the probability-weighted present value of other options available under the contracts ($0.6 million), less the probability-weighted present value of projected annuity fees ($0.9 million). The estimated fair value includes assumptions based upon the mortality rates of the underlying annuitants, the risk free rates of return plus the equivalent AA corporate bond yield, and the credit ratings of the counterparty, among others.
Target asset allocations for the defined benefit plans is set to maintain an asset split of 60% in equities and 40% in bonds. Actual asset allocations at December 31, 2013 and December 31, 2012 are within our target allocations.

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
Estimated future benefit payments under the defined benefit pension plans and other postretirement benefits by fiscal year are as follows:

As of December 31, 2013 ($ in millions)	Pension Benefits	Other Benefits
Fiscal year
2014	$1.7	$0.4
2015	1.7	0.4
2016	1.8	0.4
2017	1.8	0.4
2018	1.9	0.4
2019 - 2023	10.4	2.0
In 2014, we expect to contribute approximately $1.7 million to the pension plans and pay approximately $0.4 million for other postretirement benefits.
Assumed health care cost trend rates could have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

($ in millions)	1% Increase	1% Decrease
Effect on total of service and interest components	$—	$—
Effect on accumulated postretirement benefit obligation	0.6	(0.5)
Defined Contribution Plans
We offer qualified defined contribution plans that cover substantially all full-time employees. Under the plans, we match employee contributions up to a certain limit. Our net contributions to these plans were $3.9 million, $0.5 million, $0.5 million, $3.5 million and $3.2 million in the year ended December 31, 2013, the period from November 6, 2012 to December 31, 2012, the period from October 1, 2012 to November 5, 2012, the year ended September 30, 2012 and the year ended September 30, 2011, respectively. We also have a plan that provides for a deferred profit sharing component, which is funded at the discretion of the compensation committee. There were no contributions related to the deferred profit sharing component of the plan in any of the periods presented herein.
Supplemental Executive Retirement Plan Benefits
We provide retirement benefits to certain current and former executives in the form of supplemental executive retirement plan (“SERP”) benefits pursuant to individual agreements with each executive. We recorded expenses of $0.5 million in the year ended December 31, 2013, $0.0 million in the period from November 6, 2012 to December 31, 2012, $0.2 million in the period from October 1, 2012 to November 5, 2012, $0.9 million in the year ended September 30, 2012 and $0.3 million in the year ended September 30, 2011 related to these plans using discount rates of 4.86%, 4.08%, 3.97%, 4.12% and 4.75%, respectively. We paid SERP benefits of approximately $0.8 million in the year ended December 31, 2013, $0.1 million in the period from November 6, 2012 to December 31, 2012, $0.1 million in the period from October 1, 2012 to November 5, 2012, $0.7 million in the year ended September 30, 2012 and $0.7 million in the year ended September 30, 2011. We had accrued SERP liabilities of $6.7 million at December 31, 2013 and $6.7 million at December 31, 2012. The current and the noncurrent portions of the SERP liability are recorded in other current liabilities and other liabilities, respectively, in the consolidated balance sheets. The liabilities at the end of 2013 and 2012 were determined using a discount rate of 4.86% and 4.08%, respectively. The SERPs are unfunded.
Estimated future benefit payments under the SERP agreements are as follows:

As of December 31, 2013 ($ in millions)	Future Benefits
Fiscal year
2014	$0.8
2015	0.7
2016	0.7
2017	0.6
2018	0.5
2019 - 2023	1.9
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
Our participation in significant multiemployer pension plans for 2013 is summarized in the following table. For each, the plan year ends are December 31.

($ in millions)	EIN/ Pension Plan Number	PPA Zone Status (a)		FIP/RP Status (b)	Employer Contributions (c)			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund
		2013	2012		2013	2012	2011
IUE-CWA Pension Plan	22-6250252/ 001	Red	Red	Implemented	$0.5	$0.5	$0.5	No	11/6/2015
Steelworkers Pension Trust	23-6648508/ 499	Green	Green	No	0.3	0.3	0.3	No	4/30/2016
Total contributions					$0.8	$0.8	$0.8
(a) The most recent Pension Protection Act (“PPA”) zone as certified by the plan’s actuary. Zone status is determined based upon the funding ratio of plan assets to plan liabilities determined as of the beginning of the plan year. Generally, plans in the green zone are at least 80 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the red zone are less than 65 percent funded. The status indicated for 2013 and 2012 is as of January 1, 2013 and 2012, respectively.
(b) The FIP/RP Status column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.
(c) Contributions for our fiscal years ended December 31, 2013, September 30, 2012 and September 30, 2011. Contributions in the Successor 2012 period was approximately $0.1 million for both the IUE-CWA plan and the Steelworkers plan, respectively. Contributions to both plans were minimal in the Predecessor 2012 period. We do not believe our contributions to either plan exceeded five percent of the total contributions made to the plan during the plan years ended December 31, 2013, 2012, or 2011.
Withdrawal Liabilities. Generally, a pension withdrawal liability is determined at the end of the plan year in which an employer withdraws. The participating employer would be required to pay to the fund its pro rata share of any plan deficit at the end of the plan year. The employer would not be entitled to any portion of a plan surplus.
In 2008, we closed our Franklin Park facility and stopped participating in multiemployer pension plans for the affected employees. As a result, we were responsible for pension withdrawal liabilities from two multiemployer pension plans. At December 31, 2013, December 31, 2012 and September 30, 2012, we had accrued $4.1 million , $4.2 million and $4.3 million, respectively, related to these pension withdrawal liabilities. Annual payments on these pension withdrawal liabilities, which are paid on a monthly basis and include interest, are approximately $0.4 million through July 2029 and $0.1 million thereafter though September 2030.
17. RELATED PARTY TRANSACTIONS

Corporate Advisory Services Agreement
BWAY Parent is party to a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC (“PE Advisors”), an affiliate of Platinum. Under the agreement, PE Advisors will provide BWAY Intermediate and its subsidiaries with a variety of consulting and other services for an annual management fee and the reimbursement of out-of-pocket expenses. In 2013, the Company paid PE Advisors $5.0 million for their 2013 annual management fee.

Transaction and Financing Fees
In January 2013, the Company paid PE Advisors $5.0 million for transaction advisory services in connection with the Ropak Acquisition (as defined and discussed in Note 4, “Business Acquisitions”). In May 2013, the Company paid PE Advisors $5.0 million for financing advisory services in connection with the completion of a private placement offering of $285.0 million aggregate principal amount of 9.00%/9.75% senior PIK toggle notes due 2017 for one of our parent companies. These PIK toggle notes are not secured by our assets, and we are not a guarantor of the notes. This private placement offering is discussed and defined in Note 9, “Long-Term Debt”. In conjunction with the November 6, 2012 Platinum acquisition, BWAY Parent paid PE advisors $20.0 million, of which $13.6 million was recorded as a transaction cost during the period ended December 31, 2012, and $6.4 million was capitalized as debt issuance costs.

Federal Income Taxes
For the Predecessor periods, BWAY Intermediate and its domestic subsidiaries are included in the consolidated federal income tax returns of BWAY Parent. For the Successor periods, BWAY Intermediate and its domestic subsidiaries are included in the consolidated federal income tax returns of BOE Holding (as defined in Note 3 ), BWAY Parent’s indirect parent company. The companies file state tax returns on a consolidated, combined or separate basis depending on applicable tax laws.

In 2013 and 2012, we increased stockholder’s equity by $11.1 million and $9.9 million, respectively, related to non-cash contributions from BWAY Parent in the form of income tax deductions of BWAY Parent utilized to reduce our taxable income.
18. RESTRUCTURING
The components of restructuring liabilities by reportable segment, including certain amounts not allocated to a segment, as of the dates indicated and the change in the liabilities during the period were as follows:

($ in millions)	December 31, 2012	Additions	Expenditures	December 31, 2013
Plastic packaging segment
Severance and benefit costs	$—	$4.2	$(3.4)	$0.8
Facility closure costs	0.1	5.0	(3.9)	1.2
Total plastic packaging segment	0.1	9.2	(7.3)	2.0
Metal packaging segment
Pension withdrawal liabilities	4.3	—	(0.2)	4.1
Severance and benefit costs	—	0.3	(0.1)	0.2
Facility closure costs	0.4	1.4	(0.3)	1.5
Total metal packaging segment	4.7	1.7	(0.6)	5.8
Corporate unallocated
Severance and benefit costs	—	0.6	(0.5)	0.1
Facility closure costs	—	0.1	(0.1)	—
Total corporate unallocated	—	0.7	(0.6)	0.1
Total restructuring liabilities	$4.8	$11.6	$(8.5)	$7.9
During the Predecessor period ending September 30, 2012 we had restructuring liabilities of $0.2 million in plastic packaging, $4.7 million in metal packaging and $0.2 million in corporate. During the Predecessor period ending November 5, 2012 and the Successor period ending December 31, 2012 we had $0.1 million and $0.2 million, respectively, of expenditures related to ongoing restructuring initiatives. There were minimal restructuring expenses recognized during the transition period.

	Successor		Predecessor
($ in millions)	December 31, 2013	December 31, 2012	September 30, 2012
Balance by line item
Current liabilities	$2.6	$0.7	$1.0
Other liabilities	5.3	4.1	4.1
Total restructuring liabilities	$7.9	$4.8	$5.1

On-going Restructuring Initiatives

Our significant restructuring activities in 2013 were as follows:

North Brunswick - In the third quarter of 2013, management committed to a plan to close the North Brunswick, New Jersey metal manufacturing facility which was acquired in the Phoenix Container acquisition and consolidate operations and equipment into existing plants. We ceased production at the facility in the fourth quarter of 2013 and the lease on the facility partially expires in July 2018 and the remaining in January 2021. In 2013, we recorded restructuring expenses related to the closure of $1.6 million, primarily related to severance and benefits and leasehold related costs.

Ropak Administrative - In the first quarter of 2013, management committed to a plan to close the Ropak administrative facility which was acquired in the Ropak Acquisition. The lease on the administrative facility expires in June 2014. In 2013, we recorded restructuring expenses of $2.1 million, primarily related to severance, benefits and facility closure costs.

ICL - In the first quarter of 2013, management committed to a plan to close the Etobicoke, Ontario and St. Albert, Alberta plastic manufacturing facilities and consolidate their operations and equipment in the newly acquired Ropak plants and other existing facilities. We completed the consolidation of these facilities in the second quarter of 2013. The lease on the Etobicoke facility ended in August 2013 and the lease on the St. Albert facility expires in July 2016. In 2013, we recorded restructuring expenses related to this closure of $3.6 million, primarily related to severance and benefits and leasehold related costs.

Dallas - In the first quarter of 2013, management committed to a plan to close the Dallas, Texas plastic manufacturing facility, which was acquired in the Plastican acquisition and consolidate operations and equipment with the newly acquired Ropak plant in Mansfield, Texas. We ceased production at the facility in the second quarter of 2013 and the lease expires in September 2015. In 2013, we recorded restructuring expenses of $1.1 million, primarily related to severance and benefits and leasehold related costs.

Lithonia - In the first quarter of 2013, management committed to a plan to close the Lithonia, Georgia plastic manufacturing facility and consolidate operations and equipment into existing plants. We ceased production at the facility in the first quarter of 2013 and the lease expires in August 2017. In 2013, we recorded restructuring expenses of $1.3 million related to severance and benefits and leasehold hold costs.

We also incurred certain holding costs associated with previously closed facilities.
19. SUPPLEMENTAL CASH FLOW DISCLOSURES

	Successor		Predecessor
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
Cash interest paid, net	$54.0	$12.3	$4.9	$44.6	$48.2
Cash income taxes (refunded) paid, net	(12.2)	0.4	0.1	11.0	(1.6)
Non-cash investing and financing activities
Acquisitions accounted for under the acquisition method:
Fair value of assets acquired	$340.2	$1,721.1	$—	$0.2	$106.9
Fair value of liabilities assumed	(72.2)	(708.7)	—	—	(54.7)
Net assets acquired	$268.0	$1,012.4	$—	$0.2	$52.2

	Successor		Predecessor
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
Non-cash investing and financing activities
Amounts owed for capital expenditures	$1.2	$1.4	$0.8	$0.8	$0.5
Assets acquired through capital lease	0.2	—	—	0.3	1.1
Non-cash contribution by BWAY Parent (1)	11.1	9.9	12.2	6.8	7.1
(1) See “Income Taxes” under Note 17, “Related Party Transactions.”
20. COMMITMENTS AND CONTINGENCIES
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
We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We believe that the resolution of environmental matters, individually or in the aggregate, materially in excess of amounts accrued, is not reasonably possible. At December 31, 2013 and December 31, 2012, we had accrued approximately $0.5 million and $0.6 million, respectively and $0.6 million at the end of the Predecessor period ending September 30, 2012, related to environmental liabilities (including the matters described above). Our environmental accrual is an estimate and future expenditures may exceed our estimate. Environmental related liabilities are included in other current liabilities in the consolidated balance sheets.
Self Insurance
The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. At December 31, 2013 and December 31, 2012, we had accrued approximately $11.6 million and $12.0 million, respectively, and $8.5 million in the Predecessor period ending September 30, 2012 related to these self-insurance liabilities, which are included in other current liabilities in the consolidated balance sheets.
Litigation
We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial position, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described above. At December 31, 2013 and December 31, 2012, we had accrued liabilities related to pending litigation matters of approximately $0.3 million and $0.4 million, respectively, and $0.4 million at the end of the Predecessor period ending September 30, 2012, which were included in other current liabilities in the consolidated balance sheets.
Lead Pigment and Lead Paint Litigation
Wisconsin Personal Injury Lawsuits
In late 2006 and early 2007, our Armstrong Containers, Inc. (“Armstrong”) subsidiary was named as an alleged successor-in-interest in approximately thirty-three lead paint related personal injury lawsuits in Wisconsin. By 2008, all but six of these cases were dismissed without prejudice, leaving only Godoy v. American Cyanamid Co., et al.; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 6-CV-277 (“Godoy”) and the Clark, Burton, Stokes, Owens and Sifuentes cases (as cited below).
After an unsuccessful appeal to the Wisconsin Supreme Court, the Godoy plaintiff filed, and the court granted, a motion to dismiss his claims without prejudice. In 2011, the Gibson defendants filed, and the court granted, a motion for summary judgment as to the Gibson plaintiff’s claims. The Gibson plaintiff has appealed this decision to the Seventh Circuit Court of Appeals. The court has not yet issued a ruling.
The court has denied defendants’ motions for summary judgment in Clark, Burton, Stokes, Owens and Sifuentes, and each case is pending the outcome of the Gibson appeal.
In 2011, two additional lawsuits were filed on behalf of current and former Wisconsin residents alleging injuries caused by exposure to lead paint in which Armstrong was named as a defendant (see Allen and Williams cited below), and Armstrong was served with a new lead paint personal injury lawsuit filed against various lead industry defendants (see Valoe cited below). Each of the cases is stayed pending the outcome of the Gibson appeal.
There have been no other lead paint actions filed, settled or otherwise dismissed. The nine lead paint personal injury lawsuits currently pending against Armstrong in Wisconsin (are stayed pending the outcome of the Gibson appeal) are cited as: (i) Allen, et al. v. American Cyanamid Co., et al.; U.S.D.C for E.D. Wis.; Case No. 11-C-55, complaint filed January 19, 2011 (“Allen”); (ii) Burton v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 2:7-CV-303-LA, complaint filed December 26, 2006 (“Burton”); (iii) Clark v. American Cyanamid Co., et al.; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 6-CV-12653; complaint filed December 27, 2006 (“Clark”); (iv) Gibson v. Armstrong Containers, Inc., et al.; U.S.D.C. for E.D. Wis.; Case No. 2:7-CV-864-RTR (pending appeal at the Seventh Circuit Court of Appeals, Docket No. 10-3814 (“Gibson”); (v) Owens v. Latasha Conley, et al.; U.S.D.C. for E.D. Wis.; Case No. 6-CV-12604, Case Code 30107, complaint filed December 22, 2006 (“Owens”); (vi) Sifuentes v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 10-CV-75, complaint filed January 28, 2010 (“Sifuentes”); (vii) Stokes v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 2:7-CV-865-LA, complaint filed December 27, 2006 (“Stokes”); (viii) Valoe v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 2:11-CV-425, complaint filed May 3, 2011 (“Valoe”); and (ix) Williams v. Goodwin, et al.; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 2011-CV-1045, complaint filed January 21, 2011 (“Williams”).
The amount of each claim pending is unknown and to date no cases have been settled. Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to provide a range of reasonably possible losses related to this litigation. As of December 31, 2013, we had not accrued any amounts for lead paint related personal injury claims other than amounts spent to meet our insurance deductibles or retentions.
Letters of Credit
At December 31, 2013, a bank had issued standby letters of credit on our behalf in the aggregate amount of $11.2 million, primarily in favor of our workers’ compensation insurers.
Collective Bargaining Agreements
As of December 31, 2013, approximately 22% of our hourly employees worked under seven separate collective bargaining agreements. As of December 31, 2013, one of the seven collective bargaining agreements, representing approximately 9% of the unionized workforce, will become amendable prior to January 1, 2015.
Commodity Risk
We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primarily electricity and natural gas) used in our manufacturing processes.
21. BUSINESS SEGMENTS
Management reviews operations along our product lines in two operating segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products they manufacture. The primary raw materials and manufacturing processes are unique for each segment. Our reportable business segments are further described below.
Metal Packaging. The metal packaging segment includes our rigid metal containers made from steel, including paint cans and compounds, aerosol cans, oblong cans, a variety of other specialty cans and ammunition boxes. Metal packaging segment production facilities and manufacturing processes are generally distinct from those of our plastic packaging segment.
Plastic Packaging. The plastic packaging segment includes our rigid plastic containers made from plastic resin, including injection-molded round, square and rectangular containers, plastic pails and blow-molded tight-head containers, hybrid and all-

plastic paint cans, bottles and drums. Plastic packaging segment production facilities, generally, and manufacturing processes are distinct from those of our metal packaging segment.
We do not allocate stock-based compensation expense or certain other general administrative expenses to our business segments for reporting purposes. These unallocated expenses are included in our business segment disclosures as “corporate undistributed expenses.”
Our segment asset disclosures include those inventories, property, plant and equipment, goodwill and other intangible assets applicable to the segment. The accounting policies of our segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” There were no significant inter-segment sales in the periods presented in the financial statements. Management’s evaluation of segment performance is principally based on a measure of segment earnings, which we calculate as segment net sales less cost of products (excluding depreciation and amortization) and selling expenses (“Segment Earnings”). As discussed in Note 4, results attributable to the Ropak Acquisition have been included in the plastic packaging segment.
The following tables set forth certain financial information attributable to our business segments for the periods indicated:

	Successor		Predecessor
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
Net sales (1)
Metal packaging	$706.3	$86.5	$63.0	$726.3	$693.6
Plastic packaging	725.0	47.4	39.6	453.5	467.9
Consolidated net sales	$1,431.3	$133.9	$102.6	$1,179.8	$1,161.5
Segment earnings (2)
Metal packaging	$157.2	$10.9	$10.8	$148.5	$130.7
Plastic packaging	78.4	0.5	2.2	25.1	20.0
Segment earnings	$235.6	$11.4	$13.0	$173.6	$150.7
Reconciliation of segment earnings to income (loss) before income taxes
Segment earnings	$235.6	$11.4	$13.0	$173.6	$150.7
Depreciation and amortization expense	143.6	17.5	8.0	88.4	91.9
Corporate undistributed expenses (3)	22.3	1.7	14.6	13.5	10.3
Other undistributed expenses (4)	80.9	12.6	36.0	38.0	183.5
Income (loss) before income taxes	$(11.2)	$(20.4)	$(45.6)	$33.7	$(135.0)
Depreciation and amortization
Metal packaging	$90.0	$14.0	$4.5	$48.8	$50.5
Plastic packaging	48.5	2.8	3.2	35.5	38.0
Segment depreciation and amortization	138.5	16.8	7.7	84.3	88.5
Corporate	5.1	0.7	0.3	4.1	3.4
Consolidated depreciation and amortization	$143.6	$17.5	$8.0	$88.4	$91.9
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
The following table sets forth total assets attributable to our business segments as of the dates indicated:

	Successor		Predecessor
($ in millions)	December 31, 2013	December 31, 2012 (Revised)	September 30, 2012
Total assets by segment
Metal packaging	$1,220.0	$1,299.1	$699.6
Plastic packaging	517.8	205.8	205.9
Segment total assets	1,737.8	1,504.9	905.5
Corporate	279.5	211.3	281.3
Consolidated total assets	$2,017.3	$1,716.2	$1,186.8
Capital expenditures by business segment for the periods ended:

	Successor		Predecessor
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
Capital expenditures
Metal packaging	$19.9	$1.2	$1.3	$10.7	$10.0
Plastic packaging	40.4	4.9	1.1	20.3	15.7
Segment capital expenditures	60.3	6.1	2.4	31.0	25.7
Corporate	6.0	—	—	4.6	11.1
Consolidated capital expenditures	$66.3	$6.1	$2.4	$35.6	$36.8
The following table sets forth customer sales information by business segment for the periods indicated:

	Successor		Predecessor
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
Percentage of sales to top ten customers
Metal packaging segment	48%	47%	47%	47%	46%
Plastic packaging segment	27	36	35	33	30
Consolidated	33	38	37	37	33
Percentage of sales to the largest customer
Metal packaging segment	17%	18%	16%	17%	17%
Plastic packaging segment	8	10	10	9	8
Consolidated	13	15	13	14	13

	Successor		Predecessor
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012		Year Ended September 30, 2011
Percentage of sales by geographic location (based on location of customer)
United States	86%	92%	92%	93%		93%
Canada	14	7	7	7		7
Other	—	1	1	—	1	—
22. SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

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

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)
Supplemental Condensed Consolidating Balance Sheet Information
December 31, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$32.4	$7.9	$—	$40.3
Accounts receivable, net	—	—	125.4	16.1	—	141.5
Inventories	—	—	148.9	18.9	—	167.8
Deferred tax assets	—	—	28.2	1.5	—	29.7
Intercompany - current		11.1	—		(11.1)	—
Other current assets	—	—	21.6	0.9	—	22.5
Total current assets	—	11.1	356.5	45.3	(11.1)	401.8
Property, plant and equipment, net	—	—	298.4	51.2	—	349.6
Goodwill	—	—	577.8	—	—	577.8
Other intangible assets, net	—	—	628.5	31.5	—	660.0
Deferred debt issuance costs	—	22.9	—	—	—	22.9
Other assets	—	—	5.2	—	—	5.2
Related party note receivable	—	—	16.9	—	(16.9)	—
Intercompany - non-current	—	915.3	3.1	—	(918.4)	—
Investment in subsidiaries	546.2	546.2	72.5	—	(1,164.9)	—
Total assets	$546.2	$1,495.5	$1,958.9	$128.0	$(2,111.3)	$2,017.3
Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$—	$—	$117.0	$14.7	$—	$131.7
Other current liabilities	—	3.8	47.2	3.9	—	54.9
Current portion of long-term debt	—	7.3	—	—	—	7.3
Intercompany - current	—	—	11.1	—	(11.1)	—
Total current liabilities	—	11.1	175.3	18.6	(11.1)	193.9
Long-term debt	—	938.2	—	—	—	938.2
Related party note payable	—	—	—	16.9	(16.9)	—
Deferred tax liabilities	—	—	284.7	15.1	—	299.8
Intercompany - non-current	—	—	915.3	3.1	(918.4)	—
Other liabilities	—	—	37.4	1.8	—	39.2
Total shareholder’s equity	546.2	546.2	546.2	72.5	(1,164.9)	546.2
Total liabilities and shareholder’s equity	$546.2	$1,495.5	$1,958.9	$128.0	$(2,111.3)	$2,017.3

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)
Supplemental Condensed Consolidating Balance Sheet Information
December 31, 2012 (Revised)

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$0.5	$1.7	$—	$2.2
Accounts receivable, net	—	—	99.3	3.4	—	102.7
Inventories	—	—	122.9	2.6	—	125.5
Deferred tax assets	—	—	34.3	—	—	34.3
Intercompany - current	—	7.3	—	—	(7.3)	—
Other current assets	—	—	30.7	1.1	—	31.8
Total current assets	—	7.3	287.7	8.8	(7.3)	296.5
Property, plant and equipment, net	—	—	241.2	5.0	—	246.2
Goodwill	—	—	482.6	16.5	—	499.1
Other intangible assets, net	—	—	640.8	9.3	—	650.1
Deferred debt issuance costs	—	19.7	—	—	—	19.7
Other assets	—	—	4.6	—	—	4.6
Related party note receivable	—	—	35.0	—	(35.0)	—
Intercompany - non-current	—	674.0	—	—	(674.0)	—
Investment in subsidiaries	573.9	573.9	0.3	—	(1,148.1)	—
Total assets	$573.9	$1,274.9	$1,692.2	$39.6	$(1,864.4)	$1,716.2
Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$—	$—	$72.3	$3.1	$—	$75.4
Other current liabilities	—	2.6	39.0	1.1	—	42.7
Current portion of long-term debt	—	4.7	—	—	—	4.7
Intercompany - current	—	—	7.3	—	(7.3)	—
Total current liabilities	—	7.3	118.6	4.2	(7.3)	122.8
Long-term debt	—	693.7	—	—	—	693.7
Related party note payable	—	—	—	35.0	(35.0)	—
Deferred tax liabilities	—	—	281.8	—	—	281.8
Intercompany - non-current	—	—	674.0	—	(674.0)	—
Other liabilities	—	—	43.9	0.1	—	44.0
Total shareholder’s equity	573.9	573.9	573.9	0.3	(1,148.1)	573.9
Total liabilities and shareholder’s equity	$573.9	$1,274.9	$1,692.2	$39.6	$(1,864.4)	$1,716.2

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)
Supplemental Condensed Consolidating Balance Sheet Information
September 30, 2012 (Revised)

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$90.7	$3.4	$—	$94.1
Accounts receivable, net	—	—	118.7	3.8	—	122.5
Inventories	—	—	109.3	2.8	—	112.1
Deferred tax assets	—	—	7.1	—	—	7.1
Intercompany - current	—	9.8	—	—	(9.8)	—
Other current assets	—	—	12.2	1.1	—	13.3
Total current assets	—	9.8	338.0	11.1	(9.8)	349.1
Property, plant and equipment, net	—	—	160.5	6.3	—	166.8
Goodwill	—	—	307.6	—	—	307.6
Other intangible assets, net	—	—	325.1	9.8	—	334.9
Deferred debt issuance costs	—	23.2	—	0.4	—	23.6
Other assets	—	—	4.8	—	—	4.8
Intercompany - non-current	—	574.6	0.3	—	(574.9)	—
Investment in subsidiaries	183.8	183.8	(18.0)	—	(349.6)	—
Total assets	$183.8	$791.4	$1,118.3	$27.6	$(934.3)	$1,186.8
Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$—	$—	$126.9	$3.5	$—	$130.4
Other current liabilities	—	9.8	40.2	1.7	—	51.7
Intercompany - current	—	—	9.8	—	(9.8)	—
Total current liabilities	—	9.8	176.9	5.2	(9.8)	182.1
Long-term debt	—	597.8	—	40.0	—	637.8
Deferred tax liabilities	—	—	138.8	—	—	138.8
Intercompany - non-current	—	—	574.6	0.3	(574.9)	—
Other liabilities	—	—	44.2	0.1	—	44.3
Total shareholder’s equity (deficit)	183.8	183.8	183.8	(18.0)	(349.6)	183.8
Total liabilities and shareholder’s equity (deficit)	$183.8	$791.4	$1,118.3	$27.6	$(934.3)	$1,186.8

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)
Supplemental Condensed Consolidating Statement of Operations Information
For the year ended December 31, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$1,289.2	$142.1	$—	$1,431.3
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	1,056.8	123.5	—	1,180.3
Depreciation and amortization	—	—	129.0	14.6	—	143.6
Selling and administrative	—	—	34.6	3.1	—	37.7
Restructuring	—	—	7.8	3.8	—	11.6
Interest	—	57.8	0.3	—	—	58.1
Related party interest (income) expense	—	(57.8)	55.7	2.1	—	—
Merger transaction	—	—	1.1	—	—	1.1
Business acquisition costs	—	—	5.4	—	—	5.4
Gain on disposition of equipment	—	—	(0.9)	—	—	(0.9)
Management fee	—	—	5.0	—	—	5.0
Related party management fee	—	—	(3.6)	3.6	—	—
Other	—	—	0.9	(0.3)	—	0.6
Total costs and expenses	—	—	1,292.1	150.4	—	1,442.5
Loss before income taxes	—	—	(2.9)	(8.3)	—	(11.2)
Benefit from income taxes	—	—	(9.0)	(0.3)	—	(9.3)
Equity in loss of subsidiaries	(1.9)	(1.9)	(8.0)	—	11.8	—
Net loss	$(1.9)	$(1.9)	$(1.9)	$(8.0)	$11.8	$(1.9)
Comprehensive income loss	$(4.9)	$(4.9)	$(4.9)	$(14.0)	$23.8	$(4.9)

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)
Supplemental Condensed Consolidating Statement of Operations Information
For the period from November 6, 2012 to December 31, 2012 (Revised)

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$129.6	$4.3	$—	$133.9
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	117.6	3.8	—	121.4
Depreciation and amortization	—	—	17.0	0.5	—	17.5
Selling and administrative	—	—	2.8	—	—	2.8
Restructuring	—	—	(0.1)	—	—	(0.1)
Interest	—	7.0	—	—	—	7.0
Related party interest (income) expense	—	(7.0)	6.7	0.3	—	—
Loss on extinguishment of debt	—	—	0.9	0.1	—	1.0
Management fee	—	—	5.0	—	—	5.0
Other	—	—	(0.2)	(0.1)	—	(0.3)
Total costs and expenses	—	—	149.7	4.6	—	154.3
Loss before income taxes	—	—	(20.1)	(0.3)	—	(20.4)
Benefit from income taxes	—	—	(15.0)	(0.1)	—	(15.1)
Equity in loss of subsidiaries	(5.3)	(5.3)	(0.2)	—	10.8	—
Net loss	$(5.3)	$(5.3)	$(5.3)	$(0.2)	$10.8	$(5.3)
Comprehensive (loss) income	$(4.2)	$(4.2)	$(4.2)	$0.3	$8.1	$(4.2)

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)
Supplemental Condensed Consolidating Statement of Operations Information
For the period from October 1, 2012 to November 5, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$99.2	$3.4	$—	$102.6
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	89.4	3.1	—	92.5
Depreciation and amortization	—	—	7.7	0.3	—	8.0
Selling and administrative	—	—	11.6	0.1	—	11.7
Restructuring	—	—	0.1	—	—	0.1
Interest	—	4.0	0.2	0.2	—	4.4
Related party interest (income) expense	—	(4.0)	4.0	—	—	—
Merger transaction	—	—	10.9	—	—	10.9
Loss on extinguishment of debt	—	—	19.7	0.3	—	20.0
Other	—	—	0.1	0.5	—	0.6
Total costs and expenses	—	—	143.7	4.5	—	148.2
Loss before income taxes	—	—	(44.5)	(1.1)	—	(45.6)
Benefit from income taxes	—	—	(14.2)	—	—	(14.2)
Equity in loss of subsidiaries	(31.4)	(31.4)	(1.1)	—	63.9	—
Net loss	$(31.4)	$(31.4)	$(31.4)	$(1.1)	$63.9	$(31.4)
Comprehensive loss	$(31.1)	$(31.1)	$(31.1)	$(0.8)	$63.0	$(31.1)

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)
Supplemental Condensed Consolidating Statement of Operations Information
For the year ended September 30, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$1,146.2	$33.6	$—	$1,179.8
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	965.5	29.6	—	995.1
Depreciation and amortization	—	—	84.8	3.6	—	88.4
Selling and administrative	—	—	23.7	0.9	—	24.6
Restructuring	—	—	1.3	0.1	—	1.4
Interest	—	45.5	1.5	1.9	—	48.9
Related party interest (income) expense	—	(45.5)	45.5	—	—	—
Business acquisition costs	—	—	0.3	—	—	0.3
Gain on disposition of equipment	—	—	(9.8)	—	—	(9.8)
Other	—	—	(1.0)	(1.8)	—	(2.8)
Total costs and expenses	—	—	1,111.8	34.3	—	1,146.1
Income (loss) before income taxes	—	—	34.4	(0.7)	—	33.7
Provision for income taxes	—	—	12.0	—	—	12.0
Equity in income (loss) of subsidiaries	21.7	21.7	(0.7)	—	(42.7)	—
Net income (loss)	$21.7	$21.7	$21.7	$(0.7)	$(42.7)	$21.7
Comprehensive income (loss)	$20.6	$20.6	$20.6	$(1.5)	$(39.7)	$20.6

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)
Supplemental Condensed Consolidating Statement of Operations Information
For the year ended September 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$—	$1,124.3	$37.2	$—	$1,161.5
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	968.7	32.9	—	1,001.6
Depreciation and amortization	—	—	87.5	4.4	—	91.9
Selling and administrative	—	—	18.8	0.7	—	19.5
Restructuring	—	—	4.2	0.1	—	4.3
Interest	—	—	50.8	2.1	—	52.9
Business acquisition costs	—	—	1.0	—	—	1.0
Other	—	—	0.6	0.1	—	0.7
Goodwill impairment loss	—	—	84.9	39.7	—	124.6
Total costs and expenses	—	—	1,216.5	80.0	—	1,296.5
Loss before income taxes	—	—	(92.2)	(42.8)	—	(135.0)
Benefit from income taxes	—	—	(0.6)	(1.8)	—	(2.4)
Equity in loss of subsidiaries	(132.6)	(132.6)	(41.0)	—	306.2	—
Net loss	$(132.6)	$(132.6)	$(132.6)	$(41.0)	$306.2	$(132.6)
Comprehensive loss	$(135.2)	$(135.2)	$(135.2)	$(41.4)	$311.8	$(135.2)

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)
Supplemental Condensed Consolidating Statement of Cash Flows Information
For the year ended December 31, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$151.2	$12.3	$—	$163.5
Cash flows from investing activities
Capital expenditures	—	—	(61.0)	(5.9)	0.6	(66.3)
Cash paid for acquisitions, net of cash acquired	—	—	(265.3)	—	—	(265.3)
Net proceeds from disposition of equipment		—	1.0	0.6	(0.6)	1.0
Return of equity from subsidiaries	33.9	33.9	—	—	(67.8)	—
Change in intercompany	—	(241.0)	—	—	241.0	—
Net cash provided by (used in) investing activities	33.9	(207.1)	(325.3)	(5.3)	173.2	(330.6)
Cash flows from financing activities
Proceeds from issuance of secured debt	—	261.0	—	—	—	261.0
Repayment of secured debt	—	(7.3)	—	—	—	(7.3)
Proceeds from revolving credit facility borrowings	—	179.1	—	—	—	179.1
Repayments of revolving credit facility borrowings	—	(182.7)	—	—	—	(182.7)
Principal repayments under capital lease obligations	—	—	(1.1)	—	—	(1.1)
Payment of debt issuance costs	—	(9.1)	—	—	—	(9.1)
Dividend to Parent	(33.9)	(33.9)	(33.9)	—	67.8	(33.9)
Change in intercompany	—	—	241.0	—	(241.0)	—
Net cash (used in) provided by financing activities	(33.9)	207.1	206.0	—	(173.2)	206.0
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.8)	—	(0.8)
Net increase in cash and cash equivalents	—	—	31.9	6.2	—	38.1
Cash and cash equivalents, beginning of period	—	—	0.5	1.7	—	2.2
Cash and cash equivalents, end of period	$—	$—	$32.4	$7.9	$—	$40.3

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)
Supplemental Condensed Consolidating Statement of Cash Flows Information
For the period from November 6, 2012 to December 31, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$(10.2)	$0.7	$—	$(9.5)
Cash flows from investing activities
Capital expenditures	—	—	(6.0)	(0.1)	—	(6.1)
Business acquisitions	(1,012.4)	—	—	—	—	(1,012.4)
Other	—	—	—	—	—	—
Distribution from BWAY Holding	444.2	—	—	—	(444.2)	—
Change in intercompany	—	(5.8)	—	—	5.8	—
Net cash (used in) provided by investing activities	(568.2)	(5.8)	(6.0)	(0.1)	(438.4)	(1,018.5)
Cash flows from financing activities
Proceeds from issuance of secured debt	—	467.7	—	—	—	467.7
Repayment of secured debt	—	—	—	—	—	—
Proceeds from revolving credit facility borrowings	—	20.6	—	—	—	20.6
Repayments of revolving credit facility borrowings	—	(17.0)	—	—	—	(17.0)
Principal repayments under capital lease obligations	—	—	(0.2)	—	—	(0.2)
Capital contributions	568.2	—	—	—	—	568.2
Payment of debt issuance costs	—	(21.3)	—	—	—	(21.3)
Distribution to BWAY Intermediate	—	(444.2)	—	—	444.2	—
Change in intercompany	—	—	5.8	—	(5.8)	—
Net cash provided by (used in) financing activities	568.2	5.8	5.6	—	438.4	1,018.0
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3
Net decrease in cash and cash equivalents	—	—	(10.6)	0.9	—	(9.7)
Cash and cash equivalents, beginning of period	—	—	11.1	0.8	—	11.9
Cash and cash equivalents, end of period	$—	$—	$0.5	$1.7	$—	$2.2

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)
Supplemental Condensed Consolidating Statement of Cash Flows Information
For the period from October 1, 2012 to November 5, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(39.9)	$(0.6)	$—	$(40.5)
Cash flows from investing activities
Capital expenditures	—	—	(2.4)	—	—	(2.4)
Change in intercompany	—	40.0	—	—	(40.0)	—
Net cash provided by (used in) investing activities	—	40.0	(2.4)	—	(40.0)	(2.4)
Cash flows from financing activities
Repayments of secured debt	—	(40.0)	—	(2.0)	—	(42.0)
Principal repayments under capital lease obligations	—	—	(0.1)	—	—	(0.1)
Excess tax benefit related to share based payments	—	—	2.8	—	—	2.8
Change in intercompany	—	—	(40.0)	—	40.0	—
Net cash used in financing activities	—	(40.0)	(37.3)	(2.0)	40.0	(39.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—
Net decrease in cash and cash equivalents	—	—	(79.6)	(2.6)	—	(82.2)
Cash and cash equivalents, beginning of period	—	—	90.7	3.4	—	94.1
Cash and cash equivalents, end of period	$—	$—	$11.1	$0.8	$—	$11.9

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)
Supplemental Condensed Consolidating Statement of Cash Flows Information
For the year ended September 30, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$107.3	$0.9	$—	$108.2
Cash flows from investing activities
Capital expenditures	—	—	(35.0)	(0.6)	—	(35.6)
Net proceeds from sale of equipment	—	—	12.4	—	—	12.4
Other	—	—	(0.7)	—	—	(0.7)
Change in intercompany	—	70.5	—	—	(70.5)	—
Net cash provided by (used in) investing activities	—	70.5	(23.3)	(0.6)	(70.5)	(23.9)
Cash flows from financing activities
Repayment of secured debt	—	(70.5)	—	(1.5)	—	(72.0)
Proceeds from revolving credit facility borrowings	—	51.5	—	—	—	51.5
Repayments of revolving credit facility borrowings	—	(51.5)	—	—	—	(51.5)
Principal repayments under capital lease obligations	—	—	(0.9)	—	—	(0.9)
Change in intercompany	—	—	(70.5)	—	70.5	—
Net cash used in financing activities	—	(70.5)	(71.4)	(1.5)	70.5	(72.9)
Effect of exchange rate changes on cash flows	—	—	—	0.2	—	0.2
Net increase (decrease) in cash and cash equivalents	—	—	12.6	(1.0)	—	11.6
Cash and cash equivalents, beginning of period	—	—	78.1	4.4	—	82.5
Cash and cash equivalents, end of period	$—	$—	$90.7	$3.4	$—	$94.1

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)
Supplemental Condensed Consolidating Statement of Cash Flows Information
For the year ended September 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$91.1	$0.8	$—	$91.9
Cash flows from investing activities
Capital expenditures	—	—	(33.6)	(3.2)	—	(36.8)
Business acquisitions	—	—	(52.2)	—	—	(52.2)
Other	—	—	0.1	—	—	0.1
Change in intercompany	—	(12.9)	—	—	12.9	—
Net cash used in investing activities	—	(12.9)	(85.7)	(3.2)	12.9	(88.9)
Cash flows from financing activities
Proceeds from issuance of secured debt	—	24.9	—	—	—	24.9
Repayment of secured debt	—	(5.1)	—	—	—	(5.1)
Proceeds from revolving credit facility borrowings	—	170.0	—	—	—	170.0
Repayment of revolving credit facility borrowings	—	(170.0)	—	—	—	(170.0)
Repayment of acquired debt related to business acquisitions	—	—	(33.2)	—	—	(33.2)
Principal repayments under capital lease obligations	—	—	(1.5)	—	—	(1.5)
Payment of debt issuance cost	—	(6.9)	—	—	—	(6.9)
Change in intercompany	—	—	12.9	—	(12.9)	—
Net cash provided by (used in) financing activities	—	12.9	(21.8)	—	(12.9)	(21.8)
Effect of exchange rate changes on cash flows	—	—	—	—	—	—
Net decrease in cash and cash equivalents	—	—	(16.4)	(2.4)	—	(18.8)
Cash and cash equivalents, beginning of period	—	—	94.5	6.8	—	101.3
Cash and cash equivalents, end of period	$—	$—	$78.1	$4.4	$—	$82.5

Beginning in the second quarter of 2013, we revised the presentation of certain intercompany debt related transactions between the issuer and guarantor subsidiaries as well as the presentation of a debt balance between guarantor and nonguarantor subsidiaries as intercompany on certain of the previously issued supplemental condensed consolidating balance sheets and related condensed consolidating statements of operations, and condensed consolidating statements of cash flows.  The revisions to this supplemental information did not impact any amounts reported in our previously issued consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows. In accordance with applicable accounting guidance, we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements. As comparative prior period supplemental guarantor subsidiaries financial information is presented in future filings, we will similarly revise such prior period information.

The tables below present, for each line item of each statement that we revised, a comparison of the adjusted balance with the originally reported balance.  The adjusted balances below do not include certain other adjustments related to i) the amounts previously reported and the revised amounts for all changes relating to measurement period adjustments discussed in Notes 3 and 4, ii) a revision for the correction of an immaterial error to increase accounts payable and other current assets as discussed in Note 5, and iii) a revision for the correction of an immaterial error to decrease goodwill and deferred tax liability in the amount of $2.5 million in the period ended December 31, 2012.  The adjusted balances in the tables below include only those amounts in the previously reported supplemental disclosure that were directly impacted by the change in presentation.

Condensed Consolidating Balance Sheet as of December 31, 2012
	BWAY Intermediate (Parent)		BWAY Holding (Issuer)		Guarantor Subsidiaries		Non Guarantor Subsidiaries		Eliminations
($ in millions)	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported		As Adjusted
Balance Sheet
Assets
Intercompany - current	$—	$—	$—	$7.3	$—	$—	$—	$—	$—		$(7.3)
Goodwill	$—	$—	$—	$—	$491.0	$482.6	$—	$16.5	$—		$—
Deferred debt issuance costs	$—	$—	$—	$19.7	$19.7	$—	$—	$—	$—		$—
Other assets	$—	$—	$—	$—	$39.1	$4.6	$—	$—	$(35.0)		$—
Related party note receivable	$—	$—	$—	$—	$—	$35.0	$—	$—	$—		$(35.0)
Intercompany - non-current	$—	$—	$699.3	$674.0	$—	$—	$0.3	$—	$(699.6)		$(674.0)
Investment in subsidiaries	$574.2	$573.9	$574.2	$573.9	$(16.2)	$0.3	$—	$—	$(1,132.2)		$(1,148.1)

Liabilities and
Shareholder's Equity
Current liabilities
Intercompany - current	$—	$—	$—	$—	$—	$7.3	$—	$—	$—	`	$(7.3)
Other current liabilities	$—	$—	$0.9	$2.6	$39.5	$39.0	$1.4	$1.1	$—		$—
Long-term debt	$—	$—	$693.7	$693.7	$—	$—	$35.0	$—	$(35.0)		$—
Related party note payable	$—	$—	$—	$—	$—	$—	$—	$35.0	$—		$(35.0)
Intercompany - non-current	$—	$—	$—	$—	$699.6	$674.0	$—	$—	$(699.6)		$(674.0)
Total shareholder's equity	$574.2	$573.9	$574.2	$573.9	$574.2	$573.9	$(16.2)	$0.3	$(1,132.2)		$(1,148.1)

Condensed Consolidating Balance Sheet as of September 30, 2012
	BWAY Intermediate (Parent)		BWAY Holding (Issuer)		Guarantor Subsidiaries		Non Guarantor Subsidiaries		Eliminations
($ in millions)	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Balance Sheet
Assets
Intercompany - current	$—	$—	$—	$9.8	$—	$—	$—	$—	$—	$(9.8)
Deferred debt issuance costs	$—	$—	$—	$23.2	$—	$—	$—	$0.4	$—	$—
Other assets	$—	$—	$—	$—	$27.2	$4.8	$0.4	$—	$—	$—
Intercompany - non-current	$—	$—	$597.8	$574.6	$—	$0.3	$—	$—	$(597.0)	$(574.9)

Liabilities and
Shareholder's Equity
Current liabilities
Intercompany - current	$—	$—	$—	$—	$—	$9.8	$—	$—	$—	$(9.8)
Other current liabilities	$—	$—	$—	$9.8	$50.0	$40.2	$1.7	$1.7	$—	$—
Intercompany - non-current	$—	$—	$—	$—	$596.7	$574.6	$0.3	$0.3	$(597.0)	$(574.9)

Condensed Consolidating Statement of Operations
	BWAY Intermediate (Parent)		BWAY Holding (Issuer)		Guarantor Subsidiaries		Non Guarantor Subsidiaries		Eliminations
($ in millions)	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Period from November 6, 2012 to December 31, 2012
Interest	$—	$—	$2.6	$7.0	$4.1	$—	$0.3	$—	$—	$—
Related party interest (income) expense	$—	$—	$—	$(7.0)	$—	$6.7	$—	$0.3	$—	$—
Benefit from income taxes	$—	$—	$(1.0)	$—	$(13.1)	$(15.0)	$(0.1)	$(0.1)	$—	$—
Equity in loss of subsidiaries	$(4.4)	$(5.3)	$(2.8)	$(5.3)	$(0.2)	$(0.2)	$—	$—	$7.4	$10.8

Period from October 1, 2012 to November 5, 2012
Interest	$—	$—	$2.1	$4.0	$2.1	$0.2	$0.2	$0.2	$—	$—
Related party interest (income) expense	$—	$—	$—	$(4.0)	$—	$4.0	$—	$—	$—	$—
Benefit from income taxes	$—	$—	$(0.8)	$—	$(13.4)	$(14.2)	$—	$—	$—	$—
Equity in loss of subsidiaries	$(31.4)	$(31.4)	$(30.1)	$(31.4)	$(1.1)	$(1.1)	$—	$—	$62.6	$63.9

Year ended September 30, 2012
Interest	$—	$—	$—	$45.5	$47.0	$1.5	$1.9	$1.9	$—	$—
Related party interest (income) expense	$—	$—	$—	$(45.5)	$—	$45.5	$—	$—	$—	$—

Condensed Consolidating Statement of Cash Flows
	BWAY Intermediate (Parent)		BWAY Holding (Issuer)		Guarantor Subsidiaries		Non Guarantor Subsidiaries		Eliminations
($ in millions)	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Period from November 6, 2012 to December 31, 2012
Net cash provided by operating activities	$—	$—	$(10.3)	$—	$0.1	$(10.2)	$0.7	$0.7	$—	$—
Cash flows from investing activities
Distribution from BWAY Holding	$—	$444.2	$—	$—	$—	$—	$—	$—	$—	$(444.2)
Change in intercompany	$444.2	$—	$4.5	$(5.8)	$—	$—	$—	$—	$(448.7)	$5.8
Cash flows from financing activities
Capital contributions	$568.2	$568.2	$(444.2)	$—	$—	$—	$—	$—	$444.2	$—
Distribution to BWAY Intermediate	$—	$—	$—	$(444.2)	$—	$—	$—	$—	$—	$444.2
Change in intercompany	$—	$—	$—	$—	$(4.5)	$5.8	$—	$—	$4.5	$(5.8)

23. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)	Balance, Beginning of Period	Additions Charged to Expense	Deductions (a)	Balance, End of Period
Allowance for doubtful accounts
Successor
Year Ended December 31, 2013	$0.7	$0.2	$0.3	$0.6
Period from November 6, 2012 to December 31, 2012	0.8	—	0.1	0.7
Predecessor
Period from October 1, 2012 to November 5, 2012	$0.8	$—	$—	$0.8
Year Ended September 30, 2012	0.8	0.4	0.4	0.8
Year Ended September 30, 2011	0.5	0.5	0.2	0.8

Valuation allowance on deferred tax assets
Successor
Year Ended December 31, 2013 (b)	$7.6	$6.1	$(7.6)	$6.1
Period from November 6, 2012 to December 31, 2012	7.6	—	—	7.6
Predecessor
Period from October 1, 2012 to November 5, 2012	$7.6	$—	$—	$7.6
Year Ended September 30, 2012	—	7.6	—	7.6
Year Ended September 30, 2011	—	—	—	—
(a) Represents the net write-offs of uncollectible items.
(b) Includes $5.5 million that were acquired from Ropak.

24. TRANSITION PERIOD COMPARATIVE DATA

The information for the Successor period from November 6, 2012 to December 31, 2012 and for the Predecessor periods from October 1, 2012 to November 5, 2012 and the three months ended December 31, 2011 is presented below for comparative purposes.

Operating Data:	Successor	Predecessor
($ in millions)	Period from November 6, 2012 to December 31, 2012 (Revised)	Period from October 1, 2012 to November 5, 2012	Three months Ended December 31, 2011 (unaudited)
Net sales	$133.9	$102.6	$248.4

Cost of products sold (excluding depreciation and amortization)	121.4	92.5	214.3
Depreciation and amortization	17.5	8.0	21.5
Selling and administrative	2.8	11.7	5.6
Restructuring	(0.1)	0.1	0.2
Interest	7.0	4.4	12.6
Merger transaction	—	10.9	—
Loss on extinguishment of debt	1.0	20.0	—
Management fee	5.0	—	—
Other expense (income)	(0.3)	0.6	(0.7)
Total costs and expenses	154.3	148.2	253.5
Loss before income taxes	(20.4)	(45.6)	(5.1)
Benefit from income taxes	(15.1)	(14.2)	(2.2)
Net loss	$(5.3)	$(31.4)	$(2.9)
Other comprehensive (loss) income
Foreign currency translation adjustment	$0.5	$0.3	$(0.2)
Change in defined benefit liabilities, net	0.6	—	—
Other comprehensive (loss) income, net of tax	1.1	0.3	(0.2)
Total comprehensive loss	$(4.2)	$(31.1)	$(3.1)

Cash Flow Data:
Net cash used in operating activities	$(9.5)	$(40.5)	$(53.8)
Net cash used in investing activities	(1,018.5)	(2.4)	(6.4)
Net cash provided by (used in) financing activities	1,018.0	(39.3)	(17.7)
Effect of exchange rates on cash and cash equivalents	0.3	—	0.1
Net decrease in cash and cash equivalents	$(9.7)	$(82.2)	$(77.8)

25. CONDENSED FINANCIAL INFORMATION
BWAY Intermediate is the guarantor of the 2018 Notes issued by its 100% owned subsidiary, BWAY Holding. We have prepared the following condensed financial information for BWAY Intermediate, on an unconsolidated basis, in accordance with Rule 12-04, Schedule I of Regulation S-X. BWAY Intermediate was formed March 17, 2010 for the purpose of acquiring BWAY Holding.

Condensed Balance Sheet Information

	Successor		Predecessor
($ in millions)	December 31, 2013	December 31, 2012	September 30, 2012
Assets
Investment in BWAY Holding	$546.2	$573.9	$183.8
Liabilities and Stockholder’s Equity
Stockholder’s equity	$546.2	$573.9	$183.8
Total liabilities and stockholder’s equity	$546.2	$573.9	$183.8
At December 31, 2013, BWAY Intermediate had 1,000 shares of $0.01 par value common stock outstanding, all of which were held by BWAY Parent.
With the exception of dividends for interest payments on certain BWAY Parent debt obligations, BWAY Intermediate is generally prohibited from paying dividends to BWAY Parent. BWAY Holding is generally prohibited from paying dividends to BWAY Intermediate.
BWAY Intermediate is a party to the credit agreement dated November 5, 2012 and has pledged 100% of the common stock of BWAY Holding as collateral. See Note 9, “Long-Term Debt” for further information on the credit facility. Borrowings outstanding at December 31, 2013 mature in May 2017. In 2013, BWAY Holding made scheduled repayments of the Term Loans of $7.3 million.
Condensed Statement of Operations Information

	Successor		Predecessor
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
Equity in income (loss) of BWAY Holding	$(1.9)	$(5.3)	$(31.4)	$21.7	$(132.6)
Condensed Statement of Cash Flows Information

	Successor		Predecessor
($ in millions)	Year Ended December 31, 2013	Period from November 6, 2012 to December 31, 2012	Period from October 1, 2012 to November 5, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
Cash flows from operating activities	$—	$—	$—	$—	$—
Cash flows from investing activities
Cash paid for acquisitions	—	(1,012.4)	—	—	—
Dividend from BWAY Holding	33.9	444.2	—	—	—
Change in intercompany	—	—	—	—	—
Net cash provided by (used in) investing activities	33.9	(568.2)	—	—	—
Cash flows from financing activities
Dividend to Parent	(33.9)	—	—	—	—
Capital contribution	—	568.2	—	—	—
Change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—
Non-cash financing activity
Non-cash contribution by BWAY Parent	$11.1	$9.9	$12.2	$6.8	$7.1
26. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

($ in millions)	Net Sales	Net Sales less Cost of Products Sold (excluding depreciation and amortization)	Net (Loss) Income
Successor
Fiscal 2013
Quarter ended March 31, 2013 (a)	$354.0	$56.5	$(4.8)
Quarter ended June 30, 2013 (a)	392.5	71.9	0.5
Quarter ended September 30, 2013	364.4	63.8	0.1
Quarter ended December 31, 2013	320.4	58.8	2.3
Fiscal year ended December 31, 2013	$1,431.3	$251.0	$(1.9)

Period from November 6, 2012 to December 31, 2012 (Revised)	$133.9	$12.5	$(5.3)

Predecessor
Period from October 1, 2012 to November 5, 2012	$102.6	$10.1	$(31.4)
Fiscal 2012
Quarter ended December 31, 2011	$248.4	$34.1	$(2.9)
Quarter ended March 31, 2012	309.7	48.4	11.9
Quarter ended June 30, 2012	329.7	54.8	8.9
Quarter ended September 30, 2012	292.0	47.4	3.8
Fiscal year ended September 30, 2012	$1,179.8	$184.7	$21.7
a. Information for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013 have been revised from information previously reported. The revision relates to finalizing estimates of the fair value of assets acquired and liabilities assumed in the Ropak Acquisition (See Note 5, "Merger/Acquisition Measurement Period Revisions").
The following items included in the unaudited quarterly results of operations may affect comparability of the information:

•	Effective January 18, 2013, BWAY acquired Ropak. See Note 4, "Business Acquisitions."

•
Effective November 5, 2012, BWAY Parent was acquired in the Platinum Merger (see Note 3, “Acquisition of BWAY Parent by Platinum”). The acquisition required net assets acquired to be revalued to fair value as of the acquisition date, which resulted in the presentation of results of operations for fiscal 2012 into Predecessor and Successor periods.

•	In the first quarter of 2012, we sold certain equipment used to manufacture blow molded plastic bottles which resulted in a gain on the sale of equipment.
During the fourth quarter of 2013, the Company recorded $0.8 million of  out-of-period adjustments to increase net income in order to correct errors that originated in the prior interim periods in 2013 and 2012, which primarily relate to a $0.8 million after tax error to record a receivable decreasing our cost of goods sold and increasing other current assets, a $0.6 million after tax error to record foreign currency remeasurement expense for an intercompany loan impacting other (income) expense and foreign currency translation adjustment, and the error described in Note 13. These adjustments were not considered to be material to any prior period, the fourth quarter, or fiscal 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Intermediate Company, Inc.

By:	/s/ Michael B. Clauer
Michael B. Clauer Executive Vice President and Chief Financial Officer Date: April 1, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth M. Roessler
Kenneth M. Roessler President and Chief Executive Officer (Principal Executive Officer) Date: April 1, 2014

/s/ Michael B. Clauer
Michael B. Clauer Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: April 1, 2014

/s/ Eva M. Kalawski
Eva M. Kalawski Director Date: April 1, 2014

/s/ Mary Ann Sigler
Mary Ann Sigler Director Date: April 1, 2014

Listing of Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Exhibit	Document
3.4	Amended and Restated Certificate of Incorporation of BWAY Holding Company.	3.1	(2)
3.5	Amended and Restated Bylaws of BWAY Holding Company.	3.2	(2)
3.6	Amended and Restated Certificate of Incorporation of BWAY Corporation (formerly Brockway Standard Holdings Corporation).	3.1	(7)
3.7	Amended and Restated Bylaws of BWAY Corporation (formerly Brockway Standard Holdings Corporation).	3.3	(8)
4.1	Indenture, dated as of June 16, 2010, among Picasso Merger Sub, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	4.1	(2)
4.2	First Supplemental Indenture, dated as of June 16, 2010, among BWAY Holding named therein and The Bank of New York Mellon Trust Company, N.A., as trustee thereunder and The Bank of New York Mellon Trust, N.A., as trustee.	4.2	(2)
4.3	Second Supplemental Indenture, dated as of November 1, 2010, among BWAY Holding Company, the Guarantors thereunder and The Bank of New York Mellon Trust, N.A., as trustee.	4.3	(1)
4.4	Third Supplemental Indenture, dated as of January 6, 2011, among BWAY Holding Company, the Guarantors thereunder and The Bank of New York Mellon Trust Company, N.A., as trustee.	4.4	(1)
4.5	Fourth Supplemental Indenture, dated as of October 12, 2012, among BWAY Holding Company, the Guarantors thereunder and The Bank of New York Mellon Trust Company, N.A., as trustee.	4.5	-16
4.6	Registration Rights Agreement, dated as of June 16, 2010, among Picasso Merger Sub, Inc., Picasso Intermediate Company, Inc. and Banc of America Securities LLC, Deutsche Bank Securities LLC and Barclays Capital Inc.	4.3	(2)
4.7	Registration Rights Joinder Agreement, dated as of June 16, 2010, among BWAY Holding Company, Banc of America Securities LLC, Deutsche Bank Securities LLC, Barclays Capital Inc. and each of the BWAY Guarantors thereunder	4.4	(2)
10.1	Term Loan Credit Agreement dated as of November 5, 2012, by and among BWAY, as lead borrower, BWAY Intermediate, BWAY Corporation and North America Packaging Corporation, as subsidiary borrowers, the lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as administrative agent, Bank of America, N.A., as syndication agent, Goldman Sachs Bank USA, as documentation agent and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Bank USA, as joint lead arrangers.	10.1	(17)
10.2	Credit Agreement dated as of November 5, 2012, by and among BWAY, as lead borrower, certain domestic subsidiaries signatories thereto, as subsidiary borrowers, BWAY Intermediate, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent and collateral agent, Deutsche Bank Trust Company Americas, as co-collateral agent, Bank of America, N.A., as syndication agent, Goldman Sachs Bank USA, as documentation agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers.	10.20	(17)
10.3	Incremental Term Loan Commitment Agreement dated as of January 18, 2013, by and among BWAY Intermediate, BWAY Holding, as lead borrower, the Company and North America Packaging Corporation, as subsidiary borrowers, the lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as administrative agent and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Bank USA, as joint lead arrangers.	10.1	(18)
10.4	Amendment No. 1 to the Credit Agreement dated as of January 18, 2013, by and among BWAY Holding, as lead borrower, certain domestic subsidiaries signatories thereto, as credit parties, BWAY Intermediate, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent and collateral agent.	10.2	(18)
10.9*	Employment Agreement made as of February 24, 2009 between BWAY Corporation and Kenneth M. Roessler.	10.1	(4)
10.10*	Letter agreement between BWAY Corporation and Michael B. Clauer dated January 4, 2010.	10.1	(5)
10.11*	Form of change in control agreement.	10.32	(3)

10.12	Form of Director Indemnification Agreement.	10.38	(3)
10.14	Lease Agreement dated December 1, 2006 between A.L. Dougherty—Tennessee II, LLC and BWAY Corporation for the property located in Memphis, Tennessee.	10.3	(10)
10.15	Industrial Building Lease by and between Sturtevant Venice, LLC, JES Sturtevant Venice, LLC, RES Sturtevant Venice, LLC, MSP Sturtevant Venice, LLC and BWAY Corporation, dated September 30, 2008.	10.2	(1)
10.16	Lease by and between Duke Realty Limited Partnership and North America Packaging Corporation, dated December 15, 2008 for property located in Indianapolis, Indiana.	10.3	(1)
10.17	Lease Agreement by and between Guion Road Venture, LLC and North America Packaging Corporation, dated February 2009 for property located in Indianapolis, Indiana.	10.4	(1)
10.18	Industrial Building Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Valparaiso, Indiana (the “Valparaiso Lease”).	10.37	(11)
10.19	April 2010 Amendment to the Valparaiso Lease.	10.6	(1)
10.20	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 and as amended April 2010, for the property located in Bryan, Texas.	10.7	(1)
10.21	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on North Queen Street in Toronto, Ontario.	10.37	(12)
10.22	Lease between CenterPoint Properties Trust and Central Can Company, Inc, dated as of September 6, 2007, as amended August 20, 2009 and August 31, 2009 for the property located in Chicago, Illinois.	10.9	(1)
10.23	Lease Agreement, dated June 15, 2001, by and among First Fulton Associates and BWAY Corporation (as successor in interest to Ball Plastic Container Corp.) as amended August 14, 2001, February 12, 2002, May 1, 2010 and February 5, 2011 for the property located in Newnan, Georgia.	10.10	(1)
10.24	Industrial Building Lease by and between Southcorp Packaging USA, Inc. and North America Packaging Corporation, dated June 28, 2001, as amended April 2010, for the property located in Dayton (South Brunswick), New Jersey.	10.11	(1)
10.25*	Brockway Standard (Ohio), Inc. Bargaining Unit Savings Plan.	4.6	(13)
21.1	List of subsidiaries.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract or agreement

(1)	Form S-4 filed on March 11, 2011, file number 333-172764-01 (BWAY Intermediate).
(2)	Form 8-K filed on June 22, 2010, file number 001-33527 (BWAY Holding).
(3)	Form S-1/A filed on May 30, 2007, file number 333-141174 (BWAY Holding).
(4)	Form 10-Q filed on May 7, 2009, file number 001-33527 (BWAY Holding).
(5)	Form 8-K filed on January 7, 2010, file number 001-33527 (BWAY Holding).
(6)	Form 8-K filed on April 1, 2010, file number 001-33527 (BWAY Holding).
(7)	Form 10-Q filed on August 14, 2007, file number 001-33527 (BWAY Holding).
(8)	Form S-4/A filed on October 21, 2003, file number 333-104388 (BWAY Corporation).
(9)	Form S-4 filed on April 29, 1997, file number 333-26013 (BWAY Corporation).
(10)	Form 10-Q filed on May 2, 2007, file number 001-12415 (BWAY Corporation).
(11)	Form 10-K filed on January 3, 2005, file number 001-12415 (BWAY Corporation).
(12)	Form 10-K filed on December 28, 2006, file number 001-12415 (BWAY Corporation).
(13)	Form S-8 filed on October 31, 1997, file number 333-39225 (BWAY Corporation).
(14)	Form 8-K filed on July 21, 2006, file number 001-12415 (BWAY Corporation).
(15)	Form 8-K filed on August 26, 2009, file number 001-33527 (BWAY Holding).