Form 10-Q
period 2014-03-31
BWAY INTERMEDIATE COMPANY, INC.
filed 2014-05-14
CIK 1500341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 14, 2014, there were 1,000 shares of common stock, $0.01 par value, outstanding, all of which were owned by BWAY Parent Company, Inc.

BWAY INTERMEDIATE COMPANY, INC.
Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2014

PART 1
FINANCIAL INFORMATION
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
BWAY Intermediate Company, Inc. and Subsidiaries

($ in millions, except per share data)	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$19.4	$40.3
Accounts receivable, net of allowance for doubtful accounts of $0.6 at March 31, 2014 and December 31, 2013	198.4	141.5
Inventories	147.3	167.8
Deferred tax assets	29.6	29.7
Other current assets	26.6	22.5
Total current assets	421.3	401.8
Property, plant and equipment, net	351.1	349.6
Goodwill	577.8	577.8
Other intangible assets, net	641.4	660.0
Deferred debt issuance costs	21.4	22.9
Other assets	5.4	5.2
Total assets	$2,018.4	$2,017.3
Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$140.2	$131.7
Other current liabilities	52.5	54.9
Current portion of long-term debt	7.3	7.3
Total current liabilities	200.0	193.9
Long-term debt	935.6	938.2
Deferred tax liabilities	297.1	299.8
Other liabilities	37.5	39.2
Total liabilities	1,470.2	1,471.1
Commitments and contingencies (Note 13)
Shareholder’s equity
Common stock, $0.01 par value, authorized 1,000 shares; issued and outstanding 1,000 shares at March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	558.6	555.3
Accumulated deficit	(5.3)	(7.2)
Accumulated other comprehensive loss	(5.1)	(1.9)
Total shareholder’s equity	548.2	546.2
Total liabilities and shareholder’s equity	$2,018.4	$2,017.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
BWAY Intermediate Company, Inc. and Subsidiaries

($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013 (Revised)
Net sales	$371.3	$354.0
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	310.9	297.5
Depreciation and amortization	34.6	34.5
Selling and administrative	6.4	9.1
Restructuring	0.3	1.6
Interest	14.4	13.8
Business acquisition costs	0.2	4.7
Management fee	1.3	1.3
Other expense (income)	0.2	(0.2)
Total costs and expenses	368.3	362.3

Income (loss) before income taxes	3.0	(8.3)
Provision for (benefit from) income taxes	1.1	(3.5)

Net income (loss)	$1.9	$(4.8)

Other comprehensive loss:
Foreign currency translation adjustment	$(3.2)	$(2.5)
Comprehensive loss	$(1.3)	$(7.3)
The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
BWAY Intermediate Company, Inc. and Subsidiaries

($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013 (Revised)
Cash Flows from Operating Activities
Net income (loss)	$1.9	$(4.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17.2	15.2
Amortization of other intangibles	17.4	19.3
Amortization of debt issuance costs	1.5	1.2
Amortization of debt premium, net	(0.8)	(0.8)
Non-cash charge related to increased inventory value	—	0.8
Unrealized foreign currency gain	0.4	—
Other	(0.1)	0.3
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(57.4)	(49.7)
Inventories	19.8	10.8
Accounts payable	11.3	22.3
Other assets	(3.9)	(7.3)
Accrued and other liabilities	(3.2)	10.3
Income taxes, net	0.8	(2.5)
Net cash provided by operating activities	4.9	15.1
Cash Flows from Investing Activities
Capital expenditures	(22.9)	(13.8)
Cash paid for acquisitions, net of cash acquired	—	(265.3)
Net proceeds from disposition of equipment	0.1	—
Net cash used in investing activities	(22.8)	(279.1)
Cash Flows from Financing Activities
Proceeds from issuance of secured debt	—	261.0
Repayments of secured debt	(1.8)	(1.8)
Proceeds from revolving credit facilities borrowings	6.0	69.2
Repayments of revolving credit facilities borrowings	(6.0)	(48.5)
Principal repayments under capital lease obligations	(0.3)	(0.3)
Payment of debt issuance costs	—	(9.1)
Dividend to Parent	—	(1.6)
Net cash (used in) provided by financing activities	(2.1)	268.9
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(0.2)
Net (decrease) increase in cash and cash equivalents	(20.9)	4.7
Cash and cash equivalents, beginning of period	40.3	2.2
Cash and cash equivalents, end of period	$19.4	$6.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
BWAY Intermediate Company, Inc. and Subsidiaries
1.    General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of BWAY Intermediate Company, Inc. (“BWAY Intermediate”) and its subsidiaries, each 100% owned, including BWAY Holding Company (“BWAY Holding”) and each of BWAY Holding's direct and indirect subsidiaries, which are 100% owned. All intercompany accounts and transactions have been eliminated in consolidation. In these notes, unless the context specifies otherwise, we refer to BWAY Intermediate and its direct and indirect subsidiaries collectively, as "the Company,""we,""us," or "our," as applicable. We reclassified certain prior period amounts, none of which were material individually or in total, to conform to the current period presentation.
BWAY Intermediate is a 100% owned subsidiary of BWAY Parent Company, Inc. (“BWAY Parent”). Effective November 5, 2012, BWAY Parent was acquired by certain private equity investment vehicles sponsored by Platinum Equity, LLC (“Platinum”) and certain members of management. Pursuant to an agreement and plan of merger dated as of October 2, 2012, BOE Merger Corporation (“BOE Merger”) merged with and into BWAY Parent, with the latter surviving (the “Platinum Merger”).
As a result of the merger, BWAY Parent is a wholly-owned subsidiary of BOE Intermediate Holding Corporation (“BOE Intermediate”), a holding company and itself a wholly owned subsidiary of BOE Holding Corporation (“BOE Holding”). BOE Holding is owned by Platinum and certain members of management. BOE Holding and BOE Merger were formed solely to complete the Platinum Merger. BWAY Intermediate continued as the same legal entity following the Platinum Merger. However, due to the change in control of BWAY Parent, the assets and liabilities of the Company were recorded at their estimated fair value as of the acquisition date. See Note 3, “Acquisition of BWAY Parent by Platinum” of Notes to Consolidated Financial Statements in the Annual Report (as defined below) for a discussion of the Platinum Merger.
The unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2013 was derived from the audited consolidated financial statements in the Annual Report, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for audited financial statements.
Management believes that the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive loss, and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results of operations, comprehensive loss, and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations, comprehensive loss, and cash flows for the full fiscal year.
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
We have operations in the United States, Puerto Rico and Canada, and we sell primarily to customers located in these geographic markets. We report our operations in two business segments: metal packaging and plastic packaging. For segment information, see Note 14, “Business Segments.”
Recently Issued Accounting Standards
In July 2013, amendments to the existing accounting guidance were issued requiring that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to the deferred tax asset for a net operating loss carryforward, or similar tax loss, or a tax credit carryforward. This guidance is effective for the Company in the first quarter of 2014, to be applied prospectively, and did not have a material impact on the Company's financial position, results of operations or cash flows.

Related Party Transactions
Corporate Advisory Services Agreement
BWAY Parent is party to a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC (“PE Advisors”), an affiliate of Platinum. Under the agreement, PE Advisors will provide BWAY Intermediate and its subsidiaries with a variety of consulting and other services for an annual management fee and the reimbursement of out-of-pocket expenses. During the period ended March 31, 2014, the Company paid PE Advisors $5.0 million for their 2014 annual management fee.
Transaction and Financing Fees
In January 2013, the Company paid PE Advisors $5.0 million for transaction advisory services in connection with the Ropak Acquisition. See Note 4, “Business Acquisitions” of Notes to Consolidated Financial Statements included in the Annual Report.
Federal Income Taxes
BWAY Intermediate and its domestic subsidiaries are included in the consolidated federal income tax returns of BOE Holding, BWAY Parent’s indirect parent company. The companies file state tax returns on a consolidated, combined or separate basis depending on applicable tax laws.
For the three months ended March 31, 2014 and March 31, 2013, we increased shareholder’s equity by $3.3 million and $2.8 million, respectively, related to non-cash contributions from BWAY Parent in the form of income tax deductions utilized to reduce our taxable income.
Recent Acquisitions
Effective January 18, 2013, we acquired certain subsidiaries of LINPAC that comprised LINPAC’s Ropak Packaging division (“Ropak”), pursuant to a definitive stock purchase agreement. See Note 4, "Business Acquisitions" of Notes to Consolidated Financial Statements included in the Annual Report for a discussion of the ("Ropak Acquisition").
The Company finalized its determination of the fair value of assets acquired and liabilities assumed in both the Platinum Merger and the Ropak Acquisition on or before December 31, 2013. As a result of adjustments to the fair values of these assets and liabilities recorded during the measurement period of each transaction, the fair value of such assets and liabilities and the resulting adjustments to depreciation, amortization, and related income tax impacts for previously reported periods has been revised in the prior period financial statements and notes included herein for comparative purposes. Adjustments to the statement of operations for the three months ended March 31, 2013 consist of:

($ in millions)	As Originally Reported	As Revised	Change
Statement of Operations
Depreciation and amortization expense	$23.6	$34.5	$10.9
Income tax benefit	$—	$(3.5)	$(3.5)
Net income (loss)	$2.6	$(4.8)	$(7.4)
Comprehensive income (loss)	$1.8	$(7.3)	$(9.1)
The following unaudited supplemental pro forma financial information presents a summary of the Company's consolidated net sales and net income for the three months ended March 31, 2013 as if the Platinum Merger and the Ropak Acquisition had occurred as of January 1, 2012.

($ in millions)	Three Months Ended March 31, 2013
Net sales	$368.6
Net loss	(3.5)

Subsequent Events

On May 1, 2014, BWAY Intermediate paid a dividend of approximately $15.9 million to BWAY Parent to be used for the semi-annual payment of interest on BWAY Parent's $335.0 million Senior PIK Notes due 2017. See Note 4, "Long-Term Debt."
2.    Inventories

	March 31, 2014	December 31, 2013
($ in millions)
Raw materials	$43.9	$61.6
Work in process	38.6	39.4
Finished goods	64.8	66.8
Total inventories	$147.3	$167.8
3.    Other Current Assets and Liabilities

	March 31, 2014	December 31, 2013
($ in millions)
Other current assets
Income taxes receivable	$0.7	$0.5
Prepaids	12.7	6.0
Non-trade receivables	13.2	16.0
Total other current assets	$26.6	$22.5
Other current liabilities
Accrued salaries and wages	$18.7	$17.4
Accrued interest	6.4	3.8
Accrued rebates	6.4	8.9
Self insurance	11.7	11.6
Other	9.3	13.2
Total other current liabilities	$52.5	$54.9
4.    Long-Term Debt
In addition to the information presented below, see Note 9, “Long-Term Debt,” of Notes to Consolidated Financial Statements included in the Annual Report for a further discussion of our long-term debt, including covenant limitations, events of default and dividend restrictions.
Outstanding Long-Term Debt

	March 31, 2014	December 31, 2013
($ in millions)
2012 Term Loan, net of discount of $1.7 and $1.8, at March 31, 2014 and December 31, 2013, respectively	$720.1	$721.8
$205.0 million 10% senior notes due June 2018, including a premium of $17.8 and $18.7, at March 31, 2014 and December 31, 2013, respectively	222.8	223.7
Total long-term debt	942.9	945.5
Less: current portion of long-term debt	(7.3)	(7.3)
Long-term debt, net of current maturities	$935.6	$938.2

($ in millions)
Year ending December 31:
2014 (remainder)	$5.5
2015	7.3
2016	7.3
2017	701.7
2018	205.0
Total scheduled future maturities of long-term debt	$926.8
The weighted-average interest rate on outstanding variable rate term loan borrowings at both March 31, 2014 and December 31, 2013 was 4.5%. The current portion of long-term debt represents required repayments with due dates occurring in the twelve months subsequent to the balance sheet date.
During the three months ended March 31, 2014, we made repayments of $1.8 million on the 2012 Term Loan (as defined below).
Senior Secured Credit Facilities
As amended, the senior secured credit facilities consist of (i) a senior secured term loan facility in an initial aggregate principal amount of $470.0 million and an incremental aggregate principal amount of $261.0 million (collectively, the “2012 Term Loan”), pursuant to a term loan credit agreement, dated as of November 5, 2012 (as supplemented by an incremental term loan commitment agreement dated as of January 18, 2013), and (ii) a $200.0 million senior secured asset-based revolving credit facility, pursuant to a credit agreement, dated as of November 5, 2012 (as amended January 18, 2013), (the “ABL Facility” and together, with the 2012 Term Loan, the “2012 Senior Secured Credit Facilities”). The 2012 Term Loan will mature on August 6, 2017 and the ABL Facility will mature on May 6, 2017.
In order to finance the Ropak Acquisition in the first quarter of 2013, we entered into an incremental term loan commitment agreement in to borrow an additional $261.0 million of term loans under the 2012 Term Loan and increased the size of the ABL Facility by $50.0 million. BWAY used the net proceeds from the additional Term Loan borrowings and borrowed $20.0 million of the ABL Facility to finance in part the consideration paid in connection with the Ropak Acquisition and to pay fees and expenses related to the acquisition and the associated financings.
The 2012 Term Loan requires scheduled annual repayments of $7.3 million, payable in equal quarterly installments with the remaining balance due at final maturity. Interest on borrowings under the 2012 Senior Secured Credit Facilities accrues at a rate equal to the LIBO Rate or the Base Rate (each identified in the applicable credit agreement), plus an applicable margin.
Availability under the ABL Facility is subject to eligible collateral reduced by outstanding borrowings and standby letters of credit. As of March 31, 2014 availability under the ABL Facility was $188.7 million; there were no outstanding revolver borrowings, and outstanding standby letters of credit were $11.2 million. As of March 31, 2014 the applicable borrowing rate under the ABL Facility was 3.75%.
We are required to test BWAY Intermediate’s fixed charge ratio (as defined in the credit agreement for the ABL facility) when availability under the ABL Facility is less than the greater of 10% of the commitments under the new ABL facility and $14.0 million. For the period ended March 31, 2014, our availability under the ABL Facility did not require us to test the fixed charge ratio.
Senior Notes Due 2018
In June 2010, BWAY Holding issued $205.0 million aggregate principal amount of 10% senior notes due 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually in arrears on June 15 and December 15 through maturity. The 2018 Notes mature June 15, 2018.
The 2018 Notes were assumed in the Platinum Merger, and we recorded them at fair value in the purchase price allocation, which included a $22.5 million premium over the $205.0 million par value. The premium is being amortized using the interest rate method over the remaining term of the notes.
Debt Issuance Costs
We are amortizing debt issuance costs utilizing the effective yield method. As of March 31, 2014 and December 31, 2013, unamortized debt issuance costs on long-term debt were $21.4 million and $22.9 million, respectively.

Parent Company Debt
On November 5, 2012, BWAY Parent issued $335.0 million aggregate principal amount of 9.50%/10.25% Senior PIK Toggle Notes due 2017 (the "2017 PIK Notes"). Interest on the notes is payable each May 1 and November 1 through maturity (November 1, 2017). We are not a party to the related indenture nor have we guaranteed the 2017 PIK Notes. As such, we have not included the debt or related interest expense in our consolidated financial statements. However, subject to limitations in our debt agreements regarding payments, including dividends, to our immediate parent, BWAY Parent will require us to provide$15.9 million each May 1 and November 1 so that BWAY Parent may pay cash interest on the 2017 PIK Notes.
On May 13, 2013, BOE Intermediate issued $285.0 million aggregate principal amount of 9.00%/9.75% Senior PIK toggle notes due 2017 (the “BOE PIK Notes”). Interest on the notes is payable each May 1 and November 1 through maturity (November 1, 2017). We are not a party to the related indenture nor have we guaranteed the BOE PIK Notes. As such, we have not included the debt or related interest expense in our consolidated financial statements. BOE Intermediate is not required to pay cash interest and unless it makes an election to pay cash interest, interest will be paid in-kind through the issuance of additional notes. If BOE Intermediate elects to pay cash interest, we may be required to provide funds, subject to limitations in our debt agreements.
5.    Fair Value of Financial Instruments
For a description on how we estimated fair value, see “Fair Value Measures” under Note 2, “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in the Annual Report.
Financial instruments include cash and cash equivalents, accounts receivable and payable, deferred compensation plan assets (see Note 8, "Employee Benefit Obligations") and debt instruments. Due to their short-term maturities, we believe the fair values of cash and cash equivalents, accounts receivable and accounts payable, are equal to their carrying value.
The carrying amount and estimated fair value of deferred compensation plan assets as of March 31, 2014 was $0.7 million. These plan assets were acquired in conjunction with the acquisition of Ropak. We estimated fair value for the deferred compensation plan assets based on quoted market prices, which we have categorized within Level 2 of the GAAP fair value hierarchy.
The carrying amount and estimated fair value of long-term debt was $942.9 million and $960.1 million, respectively, as of March 31, 2014 and $945.5 million and $969.0 million, respectively, as of December 31, 2013. We estimated fair value for other debt instruments based on quoted market prices in the secondary credit market, which we have categorized within Level 2 of the GAAP fair value hierarchy.
6.    Goodwill and Other Intangible Assets
Goodwill

	Metal Packaging	Plastic Packaging	Total
($ in millions)
Balance, December 31, 2013	$452.9	$124.9	$577.8
Change	—	—	—
Balance, March 31, 2014	$452.9	$124.9	$577.8

Other Intangible Assets

	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total
($ in millions)
March 31, 2014
Finite-lived intangible assets
Customer relationships	21	$615.5	$(103.4)	$512.1
Trade names	10	8.8	(2.6)	6.2
Favorable lease agreements	4	0.4	(0.1)	0.3
Indefinite-lived intangible assets
Trade names	n/a	122.8	—	122.8
Total other intangible assets		$747.5	$(106.1)	$641.4
December 31, 2013
Finite-lived intangible assets
Customer relationships	21	$617.0	$(86.9)	$530.1
Trade names	10	8.9	(2.1)	6.8
Favorable lease agreements	4	0.4	(0.1)	0.3
Indefinite-lived intangible assets
Trade names	n/a	122.8	—	122.8
Total other intangible assets		$749.1	$(89.1)	$660.0
Our expected future amortization expense related to finite-lived intangible assets:

($ in millions)	Future Amortization
Year ending December 31:
2014 (remainder)	$50.8
2015	60.0
2016	52.7
2017	47.7
2018	46.6
Thereafter	260.8
Total	$518.6
7.    Income Taxes
The effective income tax rate for the three months ended March 31, 2014 and March 31, 2013 was 36.7% and 42.2%, respectively. The effective income tax rate for the three months ended March 31, 2014 differed from the statutory rate primarily due to state income taxes. The effective tax rate for the three months ended March 31, 2013 was higher than the statutory tax rate as a result of state income taxes and R&D credits.
Prior years' unrecognized tax benefits decreased by $0.1 million during the quarter ended March 31, 2014.
Deferred tax liabilities decreased $2.7 million from December 31, 2013 to $297.1 million as of March 31, 2014. The decrease is primarily related to an increase in the net operating loss carryforward.

8.    Employee Benefit Obligations
Employee Benefit Obligation Liabilities
Employee benefit obligations as of the dates indicated were:

	March 31, 2014	December 31, 2013
($ in millions)
Employee benefit obligation liabilities
Defined benefit pension plans	$7.0	$7.6
Retiree medical and other postretirement benefits	5.7	5.7
Deferred compensation plans	6.6	6.7
Total employee benefit obligation liabilities	$19.3	$20.0
Employee benefit obligation liabilities by financial statement line item
Other current liabilities	$1.1	$1.1
Other liabilities	18.2	18.9
Total employee benefit obligation liabilities	$19.3	$20.0
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the periods indicated were:

($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Defined benefit pension plans
Interest cost	$0.4	$0.4
Expected return on plan assets	(0.5)	(0.4)
	$(0.1)	$—
Other benefits
Interest cost	$0.1	$0.1
Total net periodic benefit cost	$—	$0.1
Multiemployer Pension Liabilities
At both March 31, 2014 and December 31, 2013, we had accrued pension withdrawal liabilities of $4.1 million related to multiemployer pension plans that covered certain union employees at our former Franklin Park, Illinois facility, which we closed in 2008.
Deferred Compensation Plans
The Company maintains several deferred compensation plans (“DCP”) including one separate plan acquired as a result of the Ropak Acquisition, primarily for certain former Ropak employees. As of March 31, 2014, the underlying plan assets set aside for this plan liability was $0.7 million. The DCP assets set aside for the plan were primarily comprised of annuity contracts and are included in other assets while the DCP liabilities are included in other liabilities in the consolidated balance sheets.
9.    Restructuring
The components of restructuring liabilities by reportable segment, including certain amounts not allocated to a segment, as of the dates indicated and the change in the liabilities during the period were as follows:

Restructuring liabilities by reportable segment

($ in millions)	Metal Packaging Segment	Plastic Packaging Segment	Corporate Unallocated	Total
Balance, December 31, 2013	$5.8	$2.0	$0.1	$7.9
Restructuring expense	0.1	0.1	0.1	0.3
Expenditures, net	(0.5)	(0.7)	(0.1)	(1.3)
Balance, March 31, 2014	$5.4	$1.4	$0.1	$6.9
Restructuring liabilities by major type of cost

($ in millions)	Severance and Benefits	Facility Closure	Pension Withdrawal Liability	Total
Balance, December 31, 2013	$1.1	$2.7	$4.1	$7.9
Restructuring expense	0.1	0.2	—	0.3
Expenditures, net	(0.6)	(0.7)	—	(1.3)
Balance, March 31, 2014	$0.6	$2.2	$4.1	$6.9
Restructuring liabilities by balance sheet line item

($ in millions)	March 31, 2014	December 31, 2013
Current liabilities	$2.1	$2.6
Other liabilities	4.8	5.3
	$6.9	$7.9
For a summary of our other on-going restructuring initiatives, see Note 18, “Restructuring,” of Notes to Consolidated Financial Statements included in the Annual Report.
10.    Shareholder’s Equity
Statements of Shareholder’s Equity

	Common Stock
($ in millions, except share data)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2013	1,000	$—	$555.3	$(7.2)	$(1.9)	$546.2
Non-cash contributions by BWAY Parent	—	—	3.3	—	—	3.3
Net income	—	—	—	1.9	—	1.9
Other comprehensive loss	—	—	—	—	(3.2)	(3.2)
Balance, March 31, 2014	1,000	$—	$558.6	$(5.3)	$(5.1)	$548.2
Dividend Restrictions
With the exception of dividends for interest payments on certain BWAY Parent debt obligations, our ability to pay dividends to BWAY Parent is limited by certain restrictive covenants in our debt agreements.

Accumulated Other Comprehensive Loss Information
The components of accumulated other comprehensive loss as of the dates indicated and the change during the period were:

($ in millions)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Comprehensive Loss
Accumulated other comprehensive loss
Balance, December 31, 2013	$3.6	$(5.5)	$(1.9)
Change	—	(3.2)	(3.2)
Balance, March 31, 2014	$3.6	$(8.7)	$(5.1)
11.    Share-Based Compensation
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
There are two “qualifying events” defined in the Participation Plan: (1) A “qualifying sale event” in which there is a sale of some or all of the stock of BWAY Parent then held by BWAY Parent’s principal shareholders and (2) A “qualifying distribution” in which BWAY Parent pays a cash dividend to its principal shareholders. Upon the occurrence of a qualifying event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Participation Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until a qualifying event occurs. Upon termination, with or without cause, units are forfeited, except in the case of death, as described in the Participation Plan. We are accounting for this plan in accordance with ASC Topic 718, Compensation—Stock Compensation. Since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized to date. The fair value of the performance units are based upon cash dividends to and net proceeds from sales of common stock of BWAY Parent by its principal shareholders through the end of each period that have occurred or are probable. The fair value of the performance units on their grant date in 2013 and at March 31, 2014 was zero.
12.    Supplemental Cash Flow Disclosures

($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash interest paid, net	$11.1	$7.0
Cash income taxes paid, net	$0.3	$0.1

($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Non-cash investing and financing activities
Acquisitions accounted for under the acquisition method:
Fair value of assets acquired	$—	$340.2
Liabilities assumed	—	(72.2)
Net assets acquired	$—	$268.0

Change in amounts owed for capital expenditures	$2.3	$1.0
Non-cash contribution by BWAY Parent (1)	$3.3	$2.8

(1)	See “Related Party Transactions” under Note 1, “General.”
13.    Commitments and Contingencies
For additional information on commitments and contingencies, see Note 20, “Commitments and Contingencies” of Notes to Consolidated Financial Statements included in the Annual Report.
We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We believe that the resolution of environmental matters, individually or in the aggregate, materially in excess of amounts accrued, is not reasonably possible. At March 31, 2014 and December 31, 2013, we had accrued approximately $0.4 million and $0.5 million, respectively, related to environmental liabilities. Our environmental accrual is an estimate and future expenditures may exceed our estimate. Environmental related liabilities are included in the other current liabilities line item in the condensed consolidated balance sheets.
The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers' compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. At March 31, 2014 and December 31, 2013, we had accrued approximately $11.7 million and $11.6 million, respectively, related to these self-insurance liabilities, which are included in other current liabilities in the consolidated balance sheets.
We are involved in legal proceedings from time to time in the ordinary course of business. We are also involved in certain proceedings relating to environmental matters as described above. At March 31, 2014 and December 31, 2013, we had accrued liabilities related to pending litigation matters of approximately $0.2 million and $0.3 million, respectively, which were included in the other current liabilities line item in the condensed consolidated balance sheets.
Lead Pigment and Lead Paint Litigation
Wisconsin Personal Injury Lawsuits
In late 2006 and early 2007, our Armstrong Containers, Inc. (“Armstrong”) subsidiary was named as an alleged successor-in-interest in approximately thirty-three lead paint related personal injury lawsuits in Wisconsin. By 2008, all but six of these cases were dismissed without prejudice, leaving only Godoy v. American Cyanamid Co., et al.; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 6-CV-277 (“Godoy”) and the Clark, Burton, Stokes, Owens and Sifuentes cases (as cited and defined in the Annual Report).
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
In 2011, two additional lawsuits were filed on behalf of current and former Wisconsin residents alleging injuries caused by exposure to lead paint in which Armstrong was named as a defendant (see Allen and Williams as cited and defined in the Annual Report), and Armstrong was served with a new lead paint personal injury lawsuit filed against various lead industry defendants (see Valoe as cited and defined in the Annual Report). Each of the cases is stayed pending the outcome of the Gibson appeal.
There have been no other lead paint actions filed, settled or otherwise dismissed.

The amount of each claim pending is unknown and to date no cases have been settled. Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to provide a range of reasonably possible losses related to this litigation. As of March 31, 2014, we had not accrued any amounts for lead paint related personal injury claims other than amounts spent to meet our insurance deductibles or retentions.
14.    Business Segments
Management reviews operations along our product lines in two reportable segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products they manufacture. The primary raw materials and manufacturing processes are unique for each segment. We describe our business segments in further detail in Note 21, “Business Segments,” of Notes to Consolidated Financial Statements included in the Annual Report.
The following tables set forth certain financial information attributable to our business segments for the periods indicated:

($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013 (Revised)
Net Sales (1)
Metal packaging	$176.6	$183.1
Plastic packaging	194.7	170.9
Consolidated net sales	$371.3	$354.0
Segment earnings (2)
Metal packaging	$35.0	$37.3
Plastic packaging	22.4	14.8
Segment earnings	$57.4	$52.1
Reconciliation of segment earnings to income (loss) before taxes
Segment earnings	$57.4	$52.1
Depreciation and amortization expense	34.6	34.5
Corporate undistributed expenses (3)	3.4	4.7
Other undistributed expenses (4)	16.4	21.2
Income (loss) before income taxes	$3.0	$(8.3)
Depreciation and amortization
Metal packaging	$21.3	$22.8
Plastic packaging	12.0	10.5
Segment depreciation and amortization	33.3	33.3
Corporate	1.3	1.2
Consolidated depreciation and amortization	$34.6	$34.5
(1)    In the periods presented, there were no significant intersegment sales.
(2)    Management uses a measure of segment earnings to evaluate segment performance. We calculate segment earnings as net sales less costs of products sold and selling expenses, each as related to the applicable segment. Segment earnings exclude depreciation and amortization.
(3)    Corporate undistributed expenses include certain other general administrative expenses not allocated to the segments for reporting purposes. Corporate undistributed expenses exclude depreciation and amortization.
(4)    Other undistributed expenses not allocated to segments include the following: restructuring expense, interest expense, business acquisition costs, management fee expense, and other.

The following table sets forth total assets attributable to our business segments as of the dates indicated:

($ in millions)	March 31, 2014	December 31, 2013
Total assets by segment
Metal packaging	$1,207.7	$1,220.0
Plastic packaging	492.7	517.8
Segment total assets	1,700.4	1,737.8
Corporate	318.0	279.5
Consolidated total assets	$2,018.4	$2,017.3
The following table sets forth the percentage of net sales by customer geographic location for the periods indicated:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Consolidated net sales
United States	91%	89%
Canada	8	10
Other	1	1
Total	100%	100%

Metal packaging net sales
United States	92%	91%
Canada	7	8
Other	1	1
Total	100%	100%

Plastic packaging net sales
United States	90%	87%
Canada	10	13
Other	—	—
Total	100%	100%
15.    Supplemental Guarantor Subsidiaries Information
BWAY Intermediate and certain subsidiaries of BWAY Holding (collectively with BWAY Intermediate, the “BWAY Guarantors”) have guaranteed the 2018 Notes on a senior unsecured basis. These guarantees are joint and several obligations of the BWAY Guarantors. Each of the BWAY Guarantors that is a subsidiary of BWAY Holding is a direct or indirect domestic subsidiary that is 100% owned. Our Canadian subsidiaries do not guarantee the 2018 Notes.
In the following tables, we present consolidating supplemental financial information for BWAY Intermediate (parent guarantor), BWAY Holding (issuer), the guarantor subsidiaries of BWAY Holding, the non-guarantor subsidiaries of BWAY Holding, and applicable eliminations. As discussed immediately after the following tables, we have revised the presentation of certain historical debt transactions in comparative prior period tables below (where noted) as compared to the original presentation.
We have prepared the following information using the equity method of accounting and certain financing arrangements have been pushed down through intercompany transactions including third party debt, debt issuance costs, and related interest expense to the guarantor subsidiaries. For example, interest expense associated with the debt of BWAY Holding is included in the interest expense of its guarantor subsidiaries, which are paying the interest. In addition, we have pushed-down the benefit from income taxes associated with BWAY Holding’s debt to the guarantor subsidiaries. The amounts pushed-down to the subsidiaries are reflected in the parent entity’s equity in income or loss of subsidiaries.

BWAY Intermediate Company, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Balance Sheet
As of March 31, 2014

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$—	$16.4	$3.0	$—	$19.4
Accounts receivable, net	—	—	173.5	24.9	—	198.4
Inventories	—	—	129.9	17.4	—	147.3
Deferred tax assets	—	—	28.2	1.4	—	29.6
Intercompany - current	—	8.8	—	—	(8.8)	—
Other current assets	—	—	23.8	2.8	—	26.6
Total current assets	—	8.8	371.8	49.5	(8.8)	421.3
Property, plant and equipment, net	—	—	301.2	49.9	—	351.1
Goodwill	—	—	577.8	—	—	577.8
Other intangible assets, net	—	—	610.7	30.7	—	641.4
Deferred debt issuance costs	—	21.4	—	—	—	21.4
Other assets	—	—	5.2	0.2	—	5.4
Related party note receivable	—	—	16.9	—	(16.9)	—
Intercompany - non-current	—	914.2	4.0	—	(918.2)	—
Investment in subsidiaries	548.2	548.2	71.7	—	(1,168.1)	—
Total assets	$548.2	$1,492.6	$1,959.3	$130.3	$(2,112.0)	$2,018.4
Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$—	$—	$124.2	$16.0	$—	$140.2
Other current liabilities	—	1.5	45.7	5.3	—	52.5
Current portion of long-term debt	—	7.3	—	—	—	7.3
Intercompany - current	—	—	8.8	—	(8.8)	—
Total current liabilities	—	8.8	178.7	21.3	(8.8)	200.0
Long-term debt	—	935.6	—	—	—	935.6
Related party note payable	—	—	—	16.9	(16.9)	—
Deferred tax liabilities	—	—	282.5	14.6	—	297.1
Intercompany - non-current	—	—	914.2	4.0	(918.2)	—
Other liabilities	—	—	35.7	1.8	—	37.5
Total shareholder’s equity	548.2	548.2	548.2	71.7	(1,168.1)	548.2
Total liabilities and shareholder’s equity	$548.2	$1,492.6	$1,959.3	$130.3	$(2,112.0)	$2,018.4

BWAY Intermediate Company, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Balance Sheet
As of December 31, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$32.4	$7.9	$—	$40.3
Accounts receivable, net	—	—	125.4	16.1	—	141.5
Inventories	—	—	148.9	18.9	—	167.8
Deferred tax assets	—	—	28.2	1.5	—	29.7
Intercompany - current	—	11.1	—	—	(11.1)	—
Other current assets	—	—	21.6	0.9	—	22.5
Total current assets	—	11.1	356.5	45.3	(11.1)	401.8
Property, plant and equipment, net	—	—	298.4	51.2	—	349.6
Goodwill	—	—	577.8	—	—	577.8
Other intangible assets, net	—	—	628.5	31.5	—	660.0
Deferred debt issuance costs	—	22.9	—	—	—	22.9
Other assets	—	—	5.2	—	—	5.2
Related party note receivable	—	—	16.9	—	(16.9)	—
Intercompany - non-current	—	915.3	3.1	—	(918.4)	—
Investment in subsidiaries	546.2	546.2	72.5	—	(1,164.9)	—
Total assets	$546.2	$1,495.5	$1,958.9	$128.0	$(2,111.3)	$2,017.3
Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$—	$—	$117.0	$14.7	$—	$131.7
Other current liabilities	—	3.8	47.2	3.9	—	54.9
Current portion of long-term debt	—	7.3	—	—	—	7.3
Intercompany - current	—	—	11.1	—	(11.1)	—
Total current liabilities	—	11.1	175.3	18.6	(11.1)	193.9
Long-term debt	—	938.2	—	—	—	938.2
Related party note payable	—	—	—	16.9	(16.9)	—
Deferred tax liabilities	—	—	284.7	15.1	—	299.8
Intercompany - non-current	—	—	915.3	3.1	(918.4)	—
Other liabilities	—	—	37.4	1.8	—	39.2
Total shareholder’s equity	546.2	546.2	546.2	72.5	(1,164.9)	546.2
Total liabilities and shareholder’s equity	$546.2	$1,495.5	$1,958.9	$128.0	$(2,111.3)	$2,017.3

BWAY Intermediate Company, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating
Statement of Operations and Comprehensive Loss Information
For the three months ended March 31, 2014

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$339.8	$31.5	$—	$371.3
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	281.9	29.0	—	310.9
Depreciation and amortization	—	—	31.5	3.1	—	34.6
Selling and administrative	—	—	5.9	0.5	—	6.4
Restructuring	—	—	0.3	—	—	0.3
Interest	—	14.3	0.1	—	—	14.4
Related party interest (income) expense	—	(14.3)	14.3	—	—	—
Business acquisition costs	—	—	0.2	—	—	0.2
Management fee	—	—	1.3	—	—	1.3
Related party management fee	—	—	(0.9)	0.9	—	—
Other expense	—	—	0.1	0.1	—	0.2
Total costs and expenses	—	—	334.7	33.6	—	368.3
Income (loss) before income taxes	—	—	5.1	(2.1)	—	3.0
Provision for (benefit from) income taxes	—	—	2.3	(1.2)	—	1.1
Equity in income (loss) of subsidiaries	1.9	1.9	(0.9)	—	(2.9)	—
Net income (loss)	$1.9	$1.9	$1.9	$(0.9)	$(2.9)	$1.9
Comprehensive loss	$(1.3)	$(1.3)	$(1.3)	$(4.1)	$6.7	$(1.3)

BWAY Intermediate Company, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Statement of
Operations and Comprehensive Loss Information
For the three months ended March 31, 2013 (Revised)

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$323.5	$30.5	$—	$354.0
Cost and expenses
Cost of products sold (excluding depreciation and amortization	—	—	271.5	26.0	—	297.5
Depreciation and amortization	—	—	31.1	3.4	—	34.5
Selling and administrative	—	—	8.3	0.8	—	9.1
Restructuring	—	—	1.4	0.2	—	1.6
Interest	—	13.6	0.2	—	—	13.8
Related party interest (income) expense	—	(13.6)	13.1	0.5	—	—
Business acquisition costs	—	—	4.7	—	—	4.7
Management fee	—	—	1.3	—	—	1.3
Other income	—	—	(0.1)	(0.1)	—	(0.2)
Total costs and expenses	—	—	331.5	30.8	—	362.3
Loss before income taxes	—	—	(8.0)	(0.3)	—	(8.3)
(Benefit from) provision for income taxes	—	—	(4.1)	0.6	—	(3.5)
Equity in loss of subsidiaries	(4.8)	(4.8)	(0.9)	—	10.5	—
Net loss	$(4.8)	$(4.8)	$(4.8)	$(0.9)	$10.5	$(4.8)
Comprehensive loss	$(7.3)	$(7.3)	$(7.3)	$(3.4)	$18.0	$(7.3)

BWAY Intermediate Company, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Statement of
Cash Flows Information
For the three months ended March 31, 2014

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$1.7	$3.2	$—	$4.9
Cash flows from investing activities
Capital expenditures	—	—	(15.7)	(7.2)	—	(22.9)
Net proceeds from disposition of equipment	—	—	0.1	—	—	0.1
Change in intercompany	—	1.8	—	—	(1.8)	—
Net cash provided by (used in) investing activities	—	1.8	(15.6)	(7.2)	(1.8)	(22.8)
Cash flows from financing activities
Repayments of secured debt	—	(1.8)	—	—	—	(1.8)
Proceeds from revolving credit facility borrowings	—	6.0	—	—	—	6.0
Repayments of revolving credit facility borrowings	—	(6.0)	—	—	—	(6.0)
Principal payments under capital lease obligations	—	—	(0.3)	—	—	(0.3)
Change in intercompany	—	—	(1.8)	—	1.8	—
Net cash used in financing activities	—	(1.8)	(2.1)	—	1.8	(2.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.9)	—	(0.9)
Net decrease in cash and cash equivalents	—	—	(16.0)	(4.9)	—	(20.9)
Cash and cash equivalents, beginning of period	—	—	32.4	7.9	—	40.3
Cash and cash equivalents, end of period	$—	$—	$16.4	$3.0	$—	$19.4

BWAY Intermediate Company, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Statement of
Cash Flows Information
For the three months ended March 31, 2013
(Revised)

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$11.5	$3.6	$—	$15.1
Cash flows from investing activities
Capital expenditures	—	—	(13.8)	—	—	(13.8)
Cash paid for acquisitions, net of cash acquired	—	—	(265.3)	—	—	(265.3)
Return of equity from subsidiaries	1.6	1.6	—	—	(3.2)	—
Change in intercompany	—	(270.8)	—	—	270.8	—
Net cash provided by (used in) investing activities	1.6	(269.2)	(279.1)	—	267.6	(279.1)
Cash flows from financing activities
Proceeds from issuance of secured debt	—	261.0	—	—	—	261.0
Repayments of secured debt	—	(1.8)	—	—	—	(1.8)
Proceeds from revolving credit facility borrowings	—	69.2	—	—	—	69.2
Repayments from revolving credit facility borrowings	—	(48.5)	—	—	—	(48.5)
Principal repayments under capital lease obligations	—	—	(0.3)	—	—	(0.3)
Payment of debt issuance costs	—	(9.1)	—	—	—	(9.1)
Dividend paid to Parent	(1.6)	(1.6)	(1.6)	—	3.2	(1.6)
Change in intercompany	—	—	270.8	—	(270.8)	—
Net cash (used in) provided by financing activities	(1.6)	269.2	268.9	—	(267.6)	268.9
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.2)	—	(0.2)
Net increase in cash and cash equivalents	—	—	1.3	3.4	—	4.7
Cash and cash equivalents, beginning of period	—	—	0.5	1.7	—	2.2
Cash and cash equivalents, end of period	$—	$—	$1.8	$5.1	$—	$6.9

Beginning in the second quarter of 2013, we revised the presentation of certain intercompany debt related transactions between the issuer and guarantor subsidiaries as well as the presentation of a debt balance between guarantor and non guarantor subsidiaries as intercompany on certain of the previously issued supplemental condensed consolidating balance sheets and related condensed consolidating statements of operations and condensed consolidating statements of cash flows. The revisions to this supplemental information did not impact any amounts reported in our previously issued consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows. In accordance with applicable accounting guidance, we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements.
The tables below present, for each line item of each statement that we revised, a comparison of the adjusted balance with the originally reported balance. The adjusted balances below do not include certain other adjustments related to i) the Platinum Merger and Ropak Acquisition measurement period adjustments and ii) a revision for the correction of an immaterial error to increase accounts payable and other current assets, both of which are discussed in Note 5, "Merger / Acquisition Measurement Period Revisions" of the Notes to Consolidated Financial Statements included in the Annual Report. Those adjustments that impact the comparative statement of operations for the three months ended March 31, 2013 are also summarized in Note 1. The adjusted balances in the tables below include only those amounts in the previously reported supplemental disclosure that were directly impacted by the change in presentation.

For the three months ended March 31, 2013
	BWAY Intermediate (Parent)		BWAY Holding (Issuer)		Guarantor Subsidiaries		Non Guarantor Subsidiaries		Eliminations
($ in millions)	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Statement of Operations

Interest	$—	$—	$4.3	$13.6	$9.5	$0.2	$—	$—	$—	$—
Related party interest (income) expense	$—	$—	$—	$(13.6)	$—	$13.1	$—	$0.5	$—	$—
(Benefit from) provision for income taxes	$—	$—	$(1.6)	$—	$1.0	$(0.6)	$0.6	$0.6	$—	$—
Equity in income (loss) of subsidiaries	$2.6	$(4.8)	$5.3	$(4.8)	$0.9	$(0.9)	$—	$—	$(8.8)	$10.5

Statement of Cash Flows
Return of equity from subsidiaries	$—	$1.6	$—	$1.6	$—	$—	$—	$—	$—	$(3.2)
Dividend paid to Parent	$—	$(1.6)	$—	$(1.6)	$(1.6)	$(1.6)	$—	$—	$—	$3.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the Annual Report and with Item 1, “Financial Statements” of this report.
BWAY Intermediate is a 100% owned subsidiary of BWAY Parent. Effective November 5, 2012, BWAY Parent was acquired by certain private equity investment vehicles sponsored by Platinum. For a discussion of the “Platinum Merger,” see Note 3, “Acquisition of BWAY Parent by Platinum” of Notes to Consolidated Financial Statements included in the Annual Report. The transaction resulted in a change in control, but did not affect the nature of the business, operations or customer relationships.
Effective January 18, 2013, we acquired certain subsidiaries of LINPAC that comprised LINPAC’s Ropak Packaging division (“Ropak”), pursuant to a definitive stock purchase agreement. See Note 4, "Business Acquisitions" of Notes to Consolidated Financial Statements included in the Annual Report for a discussion of the ("Ropak Acquisition").
We have embarked on an accelerated operational improvement program to implement previously identified synergies through the Ropak Acquisition and operational improvements identified at the Company. To date, multiple actions representing approximately $61.0 million in annualized earnings improvement have been identified and are being implemented across a variety of functional areas including sales and marketing, supply chain, manufacturing and administration. As of March 31, 2014, initiatives expected to generate approximately $43.1 million, or 71% of such annualized earnings improvement, have been fully implemented with the majority of the remaining initiatives in advanced stages of implementation and expected to be complete by the end of 2015. In addition, we continue to identify additional cost saving opportunities that are in various stages of development, and we expect to implement these initiatives during the balance of 2014 and in 2015.
Effective February 8, 2013, we changed our fiscal year end from September 30 to December 31.
We report our results of operations in two segments: metal packaging and plastic packaging. See Note 14, “Business Segments,” of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Factors Affecting Our Results of Operations
For a discussion of general factors affecting our results of operations, including net sales, expenses and raw materials, see “Factors Affecting Our Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Annual Report.
Results of Operations
In our discussion of results of operations, we discuss the mathematical difference of net sales and cost of products sold (excluding depreciation and amortization) and that difference as a percentage of net sales. We also discuss segment earnings. We define segment earnings as segment net sales less segment cost of products sold and segment-related selling expenses. Segment cost of products sold excludes segment depreciation and amortization.
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

($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Percent Change
Net Sales
Metal packaging	$176.6	$183.1	-3.5%
Plastic packaging	194.7	170.9	13.9%
Total	$371.3	$354.0	4.9%

Cost of products sold (1)
Metal packaging	$140.4	$144.8	-3.0%
Plastic packaging	170.4	152.5	11.7%
Segment total	310.8	297.3	4.5%
Corporate	0.1	0.2	-50.0%
Total	$310.9	$297.5	4.5%

Net sales less cost of products sold
Metal packaging	$36.2	$38.3	-5.5%
Plastic packaging	24.3	18.4	32.1%
Corporate	(0.1)	(0.2)	-50.0%
Total	$60.4	$56.5	6.9%

Net sales less cost of products sold as a percentage of net sales
Metal packaging segment	20.5%	20.9%
Plastic packaging segment	12.5%	10.7%
Consolidated	16.3%	16.0%
(1) Excludes depreciation and amortization expense.
Net Sales
In the three month period ended March 31, 2014, consolidated net sales increased $17.3 million, or 4.9%, to $371.3 million in comparison to the same period last year. The increase is primarily due to the 17 incremental days that the Company owned Ropak in 2014 compared to the same period in 2013 as well as the effective pass-through of higher raw material costs in the plastic packaging segment, partially offset by lower volumes in the metal packaging segment.
In the three month period ended March 31, 2014, net sales from the Company’s metal packaging segment were $176.6 million compared to $183.1 million for the same period last year. The decrease in the three month period ended March 31, 2014 resulted from lower volumes of 1.3%, driven primarily by market demand and an unfavorable sales mix.
In the three month periods ended March 31, 2014, net sales for the Company’s plastic packaging segment were $194.7 million compared to $170.9 million for the same period last year.  The increase is primarily due to the 17 incremental days that the Company owned Ropak in 2014 compared to the same period in 2013 as well as the effective pass-through of higher raw material costs.
Difference between net sales and cost of products sold (excluding depreciation and amortization)
The difference between consolidated net sales and cost of products sold (excluding depreciation and amortization) for the three months ended March 31, 2014, was $60.4 million compared to $56.5 million for the same period last year, and as a percentage of net sales the difference increased to 16.3% from 16.0% for the three months ended March 31, 2014 compared to the same period last year.  The percentage increase was largely attributable to lower operational costs as a result of our plant consolidation actions taken in 2013, partially offset by approximately $2.7 million of higher transportation and utility costs resulting from severe winter weather in 2014.
The difference between metal net sales and cost of products sold (excluding depreciation and amortization) for the three months ended March 31, 2014 was $36.2 million compared to $38.3 million for the same period last year. The difference between metal net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales for the three months ended March 31, 2014 was 20.5% compared to 20.9% for the three months ended March 31, 2013. The decrease is attributable to lower volumes and approximately $1.9 million of costs, both associated with the severe winter weather previously discussed.
The difference between plastic net sales and cost of products sold (excluding depreciation and amortization) for the three months ended March 31, 2014, was $24.3 million compared to $18.4 million for the same period last year. The difference between net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of sales increased to 12.5% from 10.7% for the same period last year.  The increase resulted primarily from reduced operating costs resulting from the consolidation of operations at certain legacy BWAY facilities into Ropak facilities, and as a result of margin improvement actions including productivity improvement intitatives and changes to polices related to the pass-through of resin prices. The favorable impact of these factors was partially offset by approximately $0.8 million of costs associated with the severe winter weather previously discussed. The three months ended March 31, 2013 includes $0.8 million of non-cash charges resulting from Ropak purchase accounting inventory adjustments.
Selling and Administrative Expense
In the three months ended March 31, 2014, selling and administrative expense was $6.4 million compared to $9.1 million for the same period last year. The decrease in the current period was primarily a result of reduced professional fee spending related to identifying and executing business performance improvement initiatives.
Depreciation and amortization expense
In the three months ended March 31, 2014, depreciation and amortization expense increased slightly to $34.6 million as compared to $34.5 million for the same period last year.
Restructuring Expense
In the three months ended March 31, 2014, restructuring expense was $0.3 million compared to $1.6 million for the same period last year. The 2013 period primarily includes plant consolidation activities resulting from the Ropak Acquisition.
Interest expense
In the three months ended March 31, 2014, interest expense increased $0.6 million compared to the same period last year. The increase was primarily due to the 2014 full-quarter impact of increased borrowings related to the Ropak Acquisition in the comparable prior year period. Debt principal outstanding as of March 31, 2014 and March 31, 2013 was $926.8 million and $958.5 million, respectively. Debt principal in the prior period includes outstanding revolver borrowings of $24.3 million. There were no outstanding revolver borrowings at March 31, 2014.
Business acquisition costs
In the three months ended March 31, 2013, we recorded $4.7 million of professional fees and other costs to acquire Ropak, including a success-based transaction fee of $5.0 million to PE Advisors of which $3.4 million was determined to be a business acquisition cost and $1.6 million was capitalized as debt issuance costs.
Provision for (benefit from) income taxes
The effective income tax rate for the three months ended March 31, 2014 and March 31, 2013 was 36.7% and 42.2%, respectively. The effective income tax rate for the three months ended March 31, 2014 differed from the statutory rate primarily due to state income taxes. The effective tax rate for the three months ended March 31, 2013 was higher than the statutory tax rate as a result of state income taxes and R&D credits.
Prior years' unrecognized tax benefits decreased by $0.1 million during the quarter ended March 31, 2014.
Deferred tax liabilities decreased $2.7 million from December 31, 2013 to $297.1 million as of March 31, 2014. The decrease is primarily related to an increase in the net operating loss carry forward.
Liquidity and Capital Resources
For certain risk factors that could affect our liquidity and access to capital, see our discussion of “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report. These risks remain unchanged as of March 31, 2014.

As of March 31, 2014, we had $188.7 million available to borrow (subject to certain borrowing base limitations) under the ABL Facility, and we had $19.4 million of cash on hand. As of March 31, 2014, we had no outstanding borrowings under the ABL Facility at a variable interest rate of 3.75%.
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
We are subject to certain covenants and restrictions under our debt agreements, which are discussed in Note 4, “Long-Term Debt,” of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. As of March 31, 2014, we were in compliance with our debt covenants. With certain exceptions, our long-term debt arrangements prohibit us from paying cash dividends, including cash dividends to BWAY Parent.
In the year ending December 31, 2014, we expect capital expenditures of approximately $55.0 million to $60.0 million, compared to $66.3 million for the fiscal year ended December 31, 2013. For the three months ended March 31, 2014 capital expenditures were $22.9 million.
Cash Flow Information
Summary of cash flows and changes in cash and cash equivalents for the three months ended March 31, 2014 and March 31, 2013:

($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Percent Change
Cash provided by operating activities	$4.9	$15.1	-67.5%
Cash used in investing activities	(22.8)	(279.1)	-91.8%
Cash (used in) provided by financing activities	(2.1)	268.9	NM
Effect of exchange rate changes	(0.9)	(0.2)	NM
Net (decrease) increase in cash and cash equivalents	$(20.9)	$4.7	NM
Cash and cash equivalents, end of period	$19.4	$6.9	NM
NM-Not meaningful
Operating Activities
In the first three months of 2014, cash provided by operating activities decreased $10.2 million as compared to the same period last year. The decrease is primarily related to an increase in cash used for primary working capital. We define primary working capital as the sum of accounts receivable and inventories less accounts payable.
Cash used in operating activities for primary working capital was $26.3 million for the three months ended March 31, 2014 compared to cash used in primary working capital of $16.6 million in the three months ended March 31, 2013. The increase in cash used for primary working capital is primarily due to the timing of collections on accounts receivable, reductions in inventories, and the deferral of payments to certain vendors.
Investing Activities
For the three months ended March 31, 2014, cash used in investing activities decreased $256.3 million as compared to the same period last year. In the three months ended March 31, 2013, we used $268.0 million of cash to acquire the equity of Ropak. Capital expenditures increased by $9.1 million in the three months ended March 31, 2014 compared to the prior period.
Financing Activities
For the three months ended March 31, 2014, cash used in financing activities was $2.1 million compared to cash provided by financing activities of $268.9 million for the three months ended March 31, 2013. The change is primarily due to the issuance of debt in connection with the Ropak Acquisition in January 2013.
In the three months ended March 31, 2014, cash used in financing activities consisted of $1.8 million of principal repayments on the 2012 Term Loan and $0.3 million of capital lease payments.
For the three months ended March 31, 2013, cash provided by financing activities included $261.0 million of additional borrowings under the 2012 Term Loan to finance, in part, the January 2013 Ropak Acquisition and net revolver borrowings of

$20.7 million, partially offset by the payment of $9.1 million of debt issuance cost associated with the new debt and the payment of $1.6 million of dividends to BWAY Parent.
Market Risk
We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. The 2012 Senior Secured Credit Facilities bear interest at an applicable margin (based on certain ratios contained in the Credit Agreement) plus a market rate of interest. As of March 31, 2014, we had variable rate borrowings of $721.8 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly income before income taxes by $1.8 million.
Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In the three-month periods ended March 31, 2014 and March 31, 2013, approximately 8.0% and 10.0%,respectively, of net sales were to customers located in Canada. Excluding purchases denominated in Canadian dollars, which are generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to material foreign currency exchange rate risk.
Critical Accounting Policies
For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report. Our critical accounting policies have not changed from those summarized in the Annual Report.
Off-Balance Sheet Arrangements
As of March 31, 2014, a bank had issued standby letters of credit on our behalf in the aggregate amount of $11.2 million, primarily in favor of our workers’ compensation insurers.  Also, as discussed in Notes 1 and 4 of the condensed consolidated financial statements, BWAY Parent and BOE Intermediate have indebtedness of $335.0 million (senior PIK toggle notes due 2017) and $285.0 million (BOE PIK Notes due 2017), respectively. Because neither of these instruments are secured by our assets, nor are we guarantors to either instrument, they are not included in our condensed consolidated financial statements.
Contractual Obligations
As of March 31, 2014, the nature of our contractual obligations has not materially changed for the disclosure in the Annual Report. See “Contractual Obligations and Commercial Commitments” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Annual Report.
Commodity Risk
We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primary electricity and natural gas) used in our manufacturing processes.
Environmental Matters
For a discussion of contingencies related to environmental matters, see Note 13, “Commitments and Contingencies,” of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item I of this report.

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
• an increase in interest rates;
• restrictions in our debt agreements;
• fluctuations of the Canadian dollar;
• cost and difficulties related to the acquisition of a business and integration of acquired businesses;
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2014, of BWAY Intermediate’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our principal executive and principal financial officers, whether any change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on its evaluation, management has concluded that no such change has occurred during the quarter ended March 31, 2014.

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

BWAY Intermediate Company, Inc.
(Registrant)

Date:	May 14, 2014	By:	/s/ Michael B. Clauer
Michael B. Clauer Executive Vice-President and Chief Financial Officer (Principal Financial Officer)