Form 10-Q
period 2014-06-30
BWAY INTERMEDIATE COMPANY, INC.
filed 2014-08-13
CIK 1500341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 13, 2014, there were 1,000 shares of common stock, $0.01 par value, outstanding, all of which were owned by BWAY Parent Company, Inc.

BWAY INTERMEDIATE COMPANY, INC.
Quarterly Report on Form 10-Q
For the quarterly period ended June 30, 2014

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
BWAY Intermediate Company, Inc. and Subsidiaries

($ in millions, except per share data)	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$2.2	$40.3
Accounts receivable, net of allowance for doubtful accounts of $0.6 at June 30, 2014 and December 31, 2013	204.4	141.5
Inventories	154.9	167.8
Deferred tax assets	29.7	29.7
Other current assets	26.2	22.5
Total current assets	417.4	401.8
Property, plant and equipment, net	357.0	349.6
Goodwill	569.5	577.8
Other intangible assets, net	624.6	660.0
Deferred debt issuance costs	19.9	22.9
Other assets	5.8	5.2
Total assets	$1,994.2	$2,017.3
Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$129.0	$131.7
Other current liabilities	49.6	54.9
Current portion of long-term debt	7.3	7.3
Total current liabilities	185.9	193.9
Long-term debt	933.8	938.2
Deferred tax liabilities	291.9	299.8
Other liabilities	36.6	39.2
Total liabilities	1,448.2	1,471.1
Commitments and contingencies (Note 13)
Shareholder’s equity
Common stock, $0.01 par value, authorized 1,000 shares; issued and outstanding 1,000 shares at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	545.9	555.3
Retained earnings (accumulated deficit)	2.0	(7.2)
Accumulated other comprehensive loss	(1.9)	(1.9)
Total shareholder’s equity	546.0	546.2
Total liabilities and shareholder’s equity	$1,994.2	$2,017.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
BWAY Intermediate Company, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013 (Revised)	2014	2013 (Revised)
Net sales	$415.9	$392.5	$787.2	$746.5
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	344.0	320.6	654.9	618.1
Depreciation and amortization	35.4	35.8	70.0	70.3
Selling and administrative	6.9	12.4	13.3	21.5
Restructuring	1.5	5.5	1.8	7.1
Interest	14.8	15.2	29.2	29.0
Transaction costs	0.4	—	0.6	—
Business acquisition costs	—	0.4	—	5.1
Management fee	1.2	1.2	2.5	2.5
Other (income) expense	(0.2)	(0.9)	—	(1.1)
Total costs and expenses	404.0	390.2	772.3	752.5

Income (loss) before income taxes	11.9	2.3	14.9	(6.0)
Provision for (benefit from) income taxes	4.6	1.8	5.7	(1.7)

Net income (loss)	$7.3	$0.5	$9.2	$(4.3)

Other comprehensive income (loss):
Foreign currency translation adjustment	$3.2	$(2.4)	$—	$(4.9)
Comprehensive income (loss)	$10.5	$(1.9)	$9.2	$(9.2)
The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
BWAY Intermediate Company, Inc. and Subsidiaries

	Six Months Ended June 30,
($ in millions)	2014	2013 (Revised)
Cash Flows from Operating Activities
Net income (loss)	$9.2	$(4.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	35.2	31.1
Amortization of other intangibles	34.8	39.2
Amortization of debt issuance costs	3.0	2.8
Amortization of debt premium, net	(1.6)	(1.4)
Non-cash charge related to increased inventory value	—	0.8
Unrealized foreign currency gain	(0.1)	—
Deferred income taxes	5.7	—
Other	—	(0.5)
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(62.9)	(59.1)
Inventories	12.8	19.3
Accounts payable	(1.2)	16.2
Other assets	(2.8)	(5.5)
Accrued and other liabilities	(5.3)	8.4
Income taxes, net	(1.4)	(0.6)
Net cash provided by operating activities	25.4	46.4
Cash Flows from Investing Activities
Capital expenditures	(44.3)	(31.7)
Cash paid for acquisitions, net of cash acquired	—	(265.3)
Net proceeds from disposition of equipment	0.2	0.2
Net cash used in investing activities	(44.1)	(296.8)
Cash Flows from Financing Activities
Proceeds from issuance of secured debt	—	261.0
Repayments of secured debt	(3.7)	(3.7)
Proceeds from revolving credit facilities borrowings	57.9	157.6
Repayments of revolving credit facilities borrowings	(57.1)	(131.9)
Principal repayments under capital lease obligations	(0.6)	(0.5)
Payment of debt issuance costs	—	(9.1)
Dividend to Parent	(15.9)	(17.1)
Net cash (used in) provided by financing activities	(19.4)	256.3
Effect of exchange rate changes on cash and cash equivalents	—	0.1
Net (decrease) increase in cash and cash equivalents	(38.1)	6.0
Cash and cash equivalents, beginning of period	40.3	2.2
Cash and cash equivalents, end of period	$2.2	$8.2
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
Management believes that the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss), and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results of operations, comprehensive income (loss), and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations, comprehensive income (loss), and cash flows for the full fiscal year.
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
Recently Issued Accounting Standards
Adopted
In July 2013, amendments to the existing accounting guidance were issued requiring that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to the deferred tax asset for a net operating loss carryforward, or similar tax loss, or a tax credit carryforward. This guidance was effective for the

Company in the first quarter of 2014, to be applied prospectively, and did not have a material impact on the Company's financial position, results of operations or cash flows.
Not Yet Adopted
In May 2014, most of the existing accounting guidance on revenue recognition was replaced with a new standard that is intended to improve the financial reporting requirements for revenue from contracts with customers, and converge GAAP with international standards. The core principle of the new standard is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The new standard also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new standard allows entities to apply one of two retrospective methods of adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those years. Early adoption is not permitted for public entities. The Company is currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements, but does not anticipate that its adoption will have a material impact on the Company's financial position, results of operations, comprehensive income (loss), or cash flows.
Related Party Transactions
Corporate Advisory Services Agreement
BWAY Parent is party to a Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC (“PE Advisors”), an affiliate of Platinum. Under the agreement, PE Advisors will provide BWAY Intermediate and its subsidiaries with a variety of consulting and other services for an annual management fee of $5.0 million and the reimbursement of out-of-pocket expenses. The annual management fee and reimbursement of out of pocket expenses were paid in each of the six months ended June 30, 2014 and 2013.
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
For the six months ended June 30, 2014 and June 30, 2013, we increased shareholder’s equity by $6.5 million and $7.8 million, respectively, related to non-cash contributions from BWAY Parent in the form of income tax deductions utilized to reduce our taxable income.
Recent Acquisitions
Effective January 18, 2013, we acquired certain subsidiaries of LINPAC that comprised LINPAC’s Ropak Packaging division (the “Ropak Acquisition”), pursuant to a definitive stock purchase agreement. See Note 4, "Business Acquisitions" of Notes to Consolidated Financial Statements included in the Annual Report for a discussion of the Ropak Acquisition.
The Company finalized its determination of the fair value of assets acquired and liabilities assumed in both the Platinum Merger and the Ropak Acquisition on or before December 31, 2013. As a result of adjustments to the fair values of these assets and liabilities recorded during the measurement period of each transaction, the fair value of such assets and liabilities and the resulting adjustments to depreciation, amortization, and related income tax impacts for previously reported periods has been revised in the prior period financial statements and notes included herein for comparative purposes. Adjustments to the statement of operations for the three and six months ended June 30, 2013 consist of:

($ in millions)	As Originally Reported	As Revised	Change
Statement of Operations
Depreciation and amortization expense
Three months ended June 30, 2013	$36.0	$35.8	$(0.2)
Six months ended June 30, 2013	$69.8	$70.3	$0.5
Income tax expense (benefit)
Three months ended June 30, 2013	$1.8	$1.8	$—
Six months ended June 30, 2013	$(1.5)	$(1.7)	$(0.2)
Net loss
Six months ended June 30, 2013	$(4.0)	$(4.3)	$(0.3)
Comprehensive loss
Six months ended June 30, 2013	$(6.1)	$(9.2)	$(3.1)
The following unaudited supplemental pro forma financial information presents a summary of the Company's consolidated net sales and net income for the three and six months ended June 30, 2013 as if the Platinum Merger and the Ropak Acquisition had occurred as of January 1, 2012.

($ in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net sales	$392.5	$761.1
Net income (loss)	2.7	(0.8)
Subsequent Event
On August 13, 2014, BWAY Holding Company completed a private placement offering of $650.0 million aggregate principal amount of 9.125% of Senior Notes due 2021 (“2021 Senior Notes”) and expects to complete a new $1.22 billion term loan credit facility on August 14, 2014. Collectively, these instruments are referred to as the “2014 Refinancing.” The proceeds from the 2014 Refinancing, in combination with $8.0 million from the Company's ABL Facility (defined in Note 4), will be used to: (i) pay a dividend to our parent company to redeem all of the outstanding 9.00%/9.75% Senior PIK Toggle Notes due 2017 issued by BOE Intermediate ("BOE PIK Notes") and all of the outstanding 9.50%/10.25% Senior PIK Toggle Notes due 2017 issued by BWAY Parent ("2017 PIK Notes"), (ii) redeem all of our 10% Senior Notes due 2018, (iii) repay all outstanding borrowings under our existing term loan credit facility, (iv) pay a special dividend to BOE Holding stockholders and compensate certain members of management that participate in the 2013 BWAY Parent Participation Plan, and (v) pay related transaction fees and expenses.
The 2021 Senior Notes will mature on August 15, 2021, and will pay interest semi-annually on February 15 and August 15 of each year, commencing February 15, 2015. The 2021 Senior Notes will be general unsecured senior obligations and will be guaranteed by all of BWAY Holding's subsidiaries that are borrowers under the guarantee of our new term loan credit facility and our asset-based revolving credit facility. The 2021 Senior Notes and the guarantees will rank senior in right of payment to any of BWAY Holding's and the guarantors’ existing and future subordinated indebtedness, will rank equally in right of payment with all of BWAY Holding's and the guarantors’ existing and future senior indebtedness, will be effectively subordinated to all of BWAY Holding's and the guarantors’ existing and future secured indebtedness (including our new term loan credit facility and our asset-based revolving credit facility) to the extent of the value of the collateral securing such indebtedness and will be structurally subordinated to all of the existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the notes.
The new term loan will mature on August 14, 2020. The new term loan will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest is payable on the new term loan credit facility at a rate equal to the LIBO rate or the base rate, plus an applicable margin. We expect annual interest associated with the 2014 Refinancing related borrowings to be approximately $126.4 million.

The Company anticipates that the redemption of debt instruments described above will be accounted for as an extinguishment of debt, in which unamortized premiums, discounts and deferred debt issuance costs associated with redeemed debt are expensed at the time of redemption, and financing costs associated with new financing are capitalized and amortized over the term of the new debt.  Pending the outcome of an analysis to be completed in the third quarter for which the Company is currently gathering information, a portion of the debt redemption could be accounted for as a modification, in which a ratable portion of premiums, discounts and deferred debt issuance costs would be amortized over the term of the new debt instruments, and certain financing costs associated with the new debt would be recognized as expense in the third quarter.
We expect to incur financing costs associated with the 2014 Refinancing of approximately $23.7 million, which includes an underwriting fee of approximately $15.0 million. Based on the assumption of extinguishment accounting, these financing costs will be capitalized and amortized to interest expense over the term of new debt instruments in the third quarter of 2014. Additionally, we expect to record a loss on extinguishment of debt of approximately $13.9 million, which includes a redemption premium of $10.3 million, the write-off of approximately $2.0 million of unamortized deferred financing costs associated with the Senior Notes due 2018, and the write-off of approximately $16.6 million of unamortized deferred financing costs associated with the term loan credit facility. Also included in the loss on extinguishment of debt is the favorable impact of the write-off of $16.6 million of unamortized debt premium recorded in connection with the Platinum Merger.
2.    Inventories

($ in millions)	June 30, 2014	December 31, 2013
Raw materials	$52.4	$61.6
Work in process	38.5	39.4
Finished goods	64.0	66.8
Total inventories	$154.9	$167.8
3.    Other Current Assets and Liabilities

($ in millions)	June 30, 2014	December 31, 2013
Other current assets
Income taxes receivable	$3.1	$0.5
Prepaids	9.9	6.0
Non-trade receivables	13.2	16.0
Total other current assets	$26.2	$22.5
Other current liabilities
Accrued salaries and wages	$14.3	$17.4
Accrued interest	3.8	3.8
Accrued rebates	7.0	8.9
Accrued medical and workers compensation	11.7	11.6
Other	12.8	13.2
Total other current liabilities	$49.6	$54.9
4.    Long-Term Debt
In addition to the information presented below, see Note 9, “Long-Term Debt,” of Notes to Consolidated Financial Statements included in the Annual Report for a further discussion of our long-term debt, including covenant limitations, events of default and dividend restrictions. Also, see the "Subsequent Event" discussion of the 2014 Refinancing included in Note 1.

Outstanding Long-Term Debt

($ in millions)	June 30, 2014	December 31, 2013
2012 Term Loan, net of discount of $1.6 and $1.8, at June 30, 2014 and December 31, 2013, respectively	$718.4	$721.8
$205.0 million 10% senior notes due June 2018, including a premium of $16.9 and $18.7, at June 30, 2014 and December 31, 2013, respectively	221.9	223.7
Revolving credit facility borrowings	0.8	—
Total long-term debt	941.1	945.5
Less: current portion of long-term debt	(7.3)	(7.3)
Long-term debt, net of current maturities	$933.8	$938.2

($ in millions)
Year ending December 31:
2014 (remainder)	$3.6
2015	7.3
2016	7.3
2017	702.6
2018	205.0
Total scheduled future maturities of long-term debt	$925.8
The weighted-average interest rate on outstanding variable rate term loan borrowings at both June 30, 2014 and December 31, 2013 was 4.5%. The current portion of long-term debt represents required repayments with due dates occurring in the twelve months subsequent to the balance sheet date.
During the six months ended June 30, 2014, we made repayments of $3.7 million on the 2012 Term Loan (as defined below).
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
In order to finance the Ropak Acquisition in the first quarter of 2013, we entered into an incremental term loan commitment agreement to borrow an additional $261.0 million of term loans under the 2012 Term Loan and increased the size of the ABL Facility by $50.0 million. BWAY used the net proceeds from the additional Term Loan borrowings and borrowed $20.0 million of the ABL Facility to finance in part the consideration paid in connection with the Ropak Acquisition and to pay fees and expenses related to the acquisition and the associated financings.
The 2012 Term Loan requires scheduled annual repayments of $7.3 million, payable in equal quarterly installments with the remaining balance due at final maturity. Interest on borrowings under the 2012 Senior Secured Credit Facilities accrues at a rate equal to the LIBO Rate or the Base Rate (each identified in the applicable credit agreement), plus an applicable margin.
Availability under the ABL Facility is subject to eligible collateral reduced by outstanding borrowings and standby letters of credit. As of June 30, 2014 availability under the ABL Facility was $188.3 million; there were $0.8 million outstanding revolver borrowings, and outstanding standby letters of credit were $10.9 million. As of June 30, 2014 the applicable borrowing rate under the ABL Facility was 3.75%.
We are required to test BWAY Intermediate’s fixed charge ratio (as defined in the credit agreement for the ABL facility) when availability under the ABL Facility is less than the greater of 10% of the commitments under the new ABL facility and $14.0 million. For the period ended June 30, 2014, our availability under the ABL Facility did not require us to test the fixed charge ratio. The 2012 Term Loan is expected to be repaid on August 14, 2014 in connection with the 2014 Refinancing.
Senior Notes Due 2018

In June 2010, BWAY Holding issued $205.0 million aggregate principal amount of 10% senior notes due 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually in arrears on June 15 and December 15 through maturity. The 2018 Notes mature June 15, 2018.
The 2018 Notes were assumed in the Platinum Merger, and we recorded them at fair value in the purchase price allocation, which included a $22.5 million premium over the $205.0 million par value. The premium is being amortized using the interest rate method over the remaining term of the notes. The indenture governing the 2018 Notes was satisfied and discharged in connection with the closing of the 2014 Refinancing, and the 2018 Notes have been called for redemption on August 30, 2014.
Debt Issuance Costs
We are amortizing debt issuance costs utilizing the effective yield method. As of June 30, 2014 and December 31, 2013, unamortized debt issuance costs on long-term debt were $19.9 million and $22.9 million, respectively.
Parent Company Debt
On November 5, 2012, BWAY Parent issued $335.0 million aggregate principal amount of 9.50%/10.25% Senior PIK Toggle Notes due 2017. Interest on the notes is payable each May 1 and November 1 through maturity (November 1, 2017). We are not a party to the related indenture nor have we guaranteed the 2017 PIK Notes. As such, we have not included the debt or related interest expense in our consolidated financial statements. However, subject to limitations in our debt agreements regarding payments, including dividends, to our immediate parent, BWAY Parent will require us to provide $15.9 million each May 1 and November 1 so that BWAY Parent may pay cash interest on the 2017 PIK Notes.
On May 13, 2013, BOE Intermediate issued $285.0 million aggregate principal amount of 9.00%/9.75% Senior PIK toggle notes due 2017. Interest on the notes is payable each May 1 and November 1 through maturity (November 1, 2017). We are not a party to the related indenture nor have we guaranteed the BOE PIK Notes. As such, we have not included the debt or related interest expense in our consolidated financial statements. BOE Intermediate is not required to pay cash interest and unless it makes an election to pay cash interest, interest will be paid in-kind through the issuance of additional notes. If BOE Intermediate elects to pay cash interest, we may be required to provide funds, subject to limitations in our debt agreements.
The indentures governing the parent company debt were satisfied and discharged in connection with the closing of the 2014 Refinancing.
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
The carrying amount and estimated fair value of deferred compensation plan assets as of June 30, 2014 was $0.7 million. These plan assets were acquired in conjunction with the acquisition of Ropak. We estimated fair value for the deferred compensation plan assets based on quoted market prices, which we have categorized within Level 2 of the GAAP fair value hierarchy.
The carrying amount and estimated fair value of long-term debt was $941.1 million and $955.7 million, respectively, as of June 30, 2014 and $945.5 million and $969.0 million, respectively, as of December 31, 2013. We estimated fair value for other debt instruments based on quoted market prices in the secondary credit market, which we have categorized within Level 2 of the GAAP fair value hierarchy.
6.    Goodwill and Other Intangible Assets
Goodwill

($ in millions)	Metal Packaging	Plastic Packaging	Total
Balance, December 31, 2013	$452.9	$124.9	$577.8
Change	(7.2)	(1.1)	(8.3)
Balance, June 30, 2014	$445.7	$123.8	$569.5

During the second quarter of 2014, we recorded an adjustment to correct an immaterial error that occurred in the period ended December 31, 2012 in connection with the Platinum Acquisition. The adjustment resulted in a decrease in goodwill and deferred tax liabilities of approximately $8.3 million in the Company’s June 30, 2014 consolidated balance sheet, and in certain other footnote disclosures related to those accounts, including the condensed consolidating balance sheets included in our supplemental guarantor subsidiaries information. The error did not impact any of the amounts in the Company’s previously reported consolidated results of operations or consolidated statements of cash flows. In accordance with applicable accounting guidance, we assessed the materiality of this error and concluded that it was not material to any of our previously issued financial statements.
Other Intangible Assets

($ in millions)	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total
June 30, 2014
Finite-lived intangible assets
Customer relationships	21	$616.3	$(120.5)	$495.8
Trade names	10	8.8	(3.1)	5.7
Favorable lease agreements	4	0.4	(0.1)	0.3
Indefinite-lived intangible assets
Trade names	n/a	122.8	—	122.8
Total other intangible assets		$748.3	$(123.7)	$624.6
December 31, 2013
Finite-lived intangible assets
Customer relationships	21	$617.0	$(86.9)	$530.1
Trade names	10	8.9	(2.1)	6.8
Favorable lease agreements	4	0.4	(0.1)	0.3
Indefinite-lived intangible assets
Trade names	n/a	122.8	—	122.8
Total other intangible assets		$749.1	$(89.1)	$660.0
Our expected future amortization expense related to finite-lived intangible assets:

($ in millions)	Future Amortization
Year ending December 31:
2014 (remainder)	$33.1
2015	60.0
2016	52.7
2017	47.7
2018	46.6
Thereafter	261.7
Total	$501.8
7.    Income Taxes
The effective income tax rate for the three and six months ended June 30, 2014 was 38.7% and 38.3%, respectively, as compared to 78.3% and 28.3%, respectively, for the three and six months ended June 30, 2013. The effective income tax rate for the three and six months ended June 30, 2014 differed from the statutory rate primarily due to state income taxes. The effective tax rate for the three and six months ended June 30, 2013 differed from the statutory tax rate due to a foreign loss for which no benefit could be taken and estimated benefits from R&D credits.

Deferred tax liabilities decreased $7.9 million from December 31, 2013 to $291.9 million as of June 30, 2014. The decrease is primarily related to the adjustment discussed below.
During the second quarter of 2014, we recorded an adjustment to correct an immaterial error that occurred in the period ended December 31, 2012 in connection with the Platinum Acquisition. The adjustment resulted in a decrease in goodwill and deferred tax liabilities of approximately $8.3 million in the Company’s June 30, 2014 consolidated balance sheet. See discussion in Note 6.
8.    Employee Benefit Obligations
Employee Benefit Obligation Liabilities
Employee benefit obligations as of the dates indicated were:

($ in millions)	June 30, 2014	December 31, 2013
Employee benefit obligation liabilities
Defined benefit pension plans	$6.3	$7.6
Retiree medical and other postretirement benefits	6.4	5.7
Deferred compensation plans	5.9	6.7
Total employee benefit obligation liabilities	$18.6	$20.0
Employee benefit obligation liabilities by financial statement line item
Other current liabilities	$1.1	$1.1
Other liabilities	17.5	18.9
Total employee benefit obligation liabilities	$18.6	$20.0
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the periods indicated were:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Defined benefit pension plans
Interest cost	$0.4	$0.4	$0.8	$0.7
Expected return on plan assets	(0.5)	(0.4)	(1.0)	(0.8)
	$(0.1)	$—	$(0.2)	$(0.1)
Other benefits
Interest cost	$0.1	$0.1	$0.1	$0.2
Total net periodic benefit cost	$—	$0.1	$(0.1)	$0.1
Multiemployer Pension Liabilities
At June 30, 2014 and December 31, 2013, we had accrued pension withdrawal liabilities of $4.0 million and $4.1 million, respectively, related to multiemployer pension plans that covered certain union employees at our former Franklin Park, Illinois facility, which we closed in 2008.
Deferred Compensation Plans
The Company maintains several deferred compensation plans (“DCP”) including one separate plan acquired as a result of the Ropak Acquisition, primarily for certain former Ropak employees. As of June 30, 2014, the underlying plan assets set aside for this plan liability amounted to $0.7 million. The DCP assets set aside for the plan were primarily comprised of annuity contracts and are included in other assets while the DCP liabilities are included in other liabilities in the consolidated balance sheets.
9.    Restructuring

The components of restructuring liabilities by reportable segment, including certain amounts not allocated to a segment, as of the dates indicated and the change in the liabilities during the period were as follows:
Restructuring liabilities by reportable segment

($ in millions)	Metal Packaging Segment	Plastic Packaging Segment	Corporate Unallocated	Total
Balance, December 31, 2013	$5.8	$2.0	$0.1	$7.9
Restructuring expense	0.8	0.9	0.1	1.8
Expenditures, net	(0.9)	(1.4)	(0.1)	(2.4)
Balance, June 30, 2014	$5.7	$1.5	$0.1	$7.3
Restructuring liabilities by major type of cost

($ in millions)	Severance and Benefits	Facility Closure	Pension Withdrawal Liability	Total
Balance, December 31, 2013	$1.1	$2.7	$4.1	$7.9
Restructuring expense	—	1.8	—	1.8
Expenditures, net	(0.8)	(1.5)	(0.1)	(2.4)
Balance, June 30, 2014	$0.3	$3.0	$4.0	$7.3
Restructuring liabilities by balance sheet line item

($ in millions)	June 30, 2014	December 31, 2013
Current liabilities	$2.1	$2.6
Other liabilities	5.2	5.3
	$7.3	$7.9
For a summary of our other on-going restructuring initiatives, see Note 18, “Restructuring,” of Notes to Consolidated Financial Statements included in the Annual Report.
10.    Shareholder’s Equity
Statements of Shareholder’s Equity

	Common Stock
($ in millions, except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2013	1,000	$—	$555.3	$(7.2)	$(1.9)	$546.2
Non-cash contributions by BWAY Parent		—	6.5	—	—	6.5
Net income		—	—	9.2	—	9.2
Dividend paid to BWAY Parent		—	(15.9)	—	—	(15.9)
Balance, June 30, 2014	1,000	$—	$545.9	$2.0	$(1.9)	$546.0
For the six months ended June 30, 2014, we increased shareholder’s equity by $6.5 million related to non-cash contributions from BWAY Parent in the form of income tax deductions utilized to reduce our taxable income. We also paid a cash dividend of $15.9 million to BWAY Parent to be used to pay cash interest on its 2017 PIK Notes.

Dividend Restrictions
With the exception of dividends for interest payments on certain BWAY Parent debt obligations, our ability to pay dividends to BWAY Parent is limited by certain restrictive covenants in our debt agreements.
Accumulated Other Comprehensive Loss Information
The components of accumulated other comprehensive loss as of the dates indicated and the change during the period were:

($ in millions)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Comprehensive Loss
Accumulated other comprehensive loss
Balance, December 31, 2013	$3.6	$(5.5)	$(1.9)
Change	—	—	—
Balance, June 30, 2014	$3.6	$(5.5)	$(1.9)
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
There are two “qualifying events” defined in the Participation Plan: (1) a “qualifying sale event” in which there is a sale of some or all of the stock of BWAY Parent then held by BWAY Parent’s principal shareholders and (2) a “qualifying distribution” in which BWAY Parent pays a cash dividend to its principal shareholders. Upon the occurrence of a qualifying event, participants may receive an amount equal to the difference between: (i) the value (as defined by the Participation Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until a qualifying event occurs. Upon termination, with or without cause, units are forfeited, except in the case of death, as described in the Participation Plan. We are accounting for this plan in accordance with ASC Topic 718, Compensation—Stock Compensation. Since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized to date. The fair value of the performance units are based upon cash dividends to and net proceeds from sales of common stock of BWAY Parent by its principal shareholders through the end of each period that have occurred or are probable. The fair value of the performance units on their grant date in 2013 and at June 30, 2014 was zero.
In connection with the 2014 Refinancing described in Note 1, which is a qualifying event under the Participation Plan, the Company expects to recognize compensation expense of approximately $4.9 million, $1.2 million and $0.4 million in 2014, 2015 and 2016, respectively. Compensation expense will be recognized ratably over the vesting period of each grant.
12.    Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
($ in millions)	2014	2013
Cash interest paid, net	$27.7	$26.3
Cash income taxes paid, net	$1.6	$0.1

	Six Months Ended June 30,
($ in millions)	2014	2013
Non-cash investing and financing activities
Acquisitions accounted for under the acquisition method:
Fair value of assets acquired	$—	$340.2
Liabilities assumed	—	(72.2)
Net assets acquired	$—	$268.0

Change in amounts owed for capital expenditures	$1.6	$1.4
Assets acquired through capital leases	$—	$0.2
Non-cash contribution by BWAY Parent (1)	$6.5	$7.8

(1)	See “Related Party Transactions” under Note 1, “General.”
13.    Commitments and Contingencies
For additional information on commitments and contingencies, see Note 20, “Commitments and Contingencies” of Notes to Consolidated Financial Statements included in the Annual Report.
We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We believe that the resolution of environmental matters, individually or in the aggregate, materially in excess of amounts accrued, is not reasonably possible. At June 30, 2014 and December 31, 2013, we had accrued approximately $0.4 million and $0.5 million, respectively, related to environmental liabilities. Our environmental accrual is an estimate and future expenditures may exceed our estimate. Environmental related liabilities are included in the other current liabilities line item in the condensed consolidated balance sheets.
The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers' compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. At June 30, 2014 and December 31, 2013, we had accrued approximately $11.7 million and $11.6 million, respectively, related to these self-insurance liabilities, which are included in other current liabilities in the consolidated balance sheets.
We are involved in legal proceedings from time to time in the ordinary course of business. We are also involved in certain proceedings relating to environmental matters as described above. At June 30, 2014 and December 31, 2013, we had accrued liabilities related to pending litigation matters of approximately $0.2 million and $0.3 million, respectively, which were included in the other current liabilities line item in the condensed consolidated balance sheets.
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
After an unsuccessful appeal to the Wisconsin Supreme Court, the Godoy plaintiff filed, and the court granted, a motion to dismiss his claims without prejudice. In 2011, the Gibson defendants filed, and the court granted, a motion for summary judgment as to the Gibson plaintiff’s claims. The Gibson plaintiff appealed this decision to the Seventh Circuit Court of Appeals. On July 24, 2014 the Seventh Circuit Court of Appeals reversed the lower court’s granting of summary judgment in favor of defendants (of which Armstrong is one) in Gibson v. Armstrong Containers, Inc., et al.; United States Court of Appeals for the Seventh Circuit; Case No. 10-3814. The company is still assessing the Court of Appeals decision and determining what action to take going forward.
Following the initial dismissal of Gibson at the trial court level, the defendants in Clark, Burton, Stokes, Owens and Sifuentes filed motions for summary judgment and requested a stay of each case pending the outcome of the Gibson appeal.  In Burton, Stokes, Owens and Sifuentes, the court denied defendants’ motions for summary judgment and stayed each case pending the outcome of the Gibson appeal. In Clark, the court stayed the case without ruling on the defendant’s motion for summary judgment. The Clark court subsequently lifted the stay solely for the purpose of litigating the constitutionality of certain amendments to Wisconsin tort reform legislation. There have been no subsequent actions in these cases following the recent decision of the court of appeals in Gibson.

In 2011, two additional lawsuits were filed on behalf of current and former Wisconsin residents alleging injuries caused by exposure to lead paint in which Armstrong was named as a defendant (see Allen and Williams as cited and defined in the Annual Report), and Armstrong was served with a new lead paint personal injury lawsuit filed against various lead industry defendants (see Valoe as cited and defined in the Annual Report). Each of these case was stayed pending the outcome of the Gibson appeal. However, there have been no subsequent actions following the recent decision of the court of appeals in Gibson.
There have been no other lead paint actions filed, settled or otherwise dismissed.
The amount of each claim pending is unknown and to date no cases have been settled. Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to provide a range of reasonably possible losses related to this litigation. As of June 30, 2014, we had not accrued any amounts for lead paint related personal injury claims other than amounts spent to meet our insurance deductibles or retentions.
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
The following tables set forth certain financial information attributable to our business segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013 (Revised)	2014	2013 (Revised)
Net Sales (1)
Metal packaging	$196.6	$189.4	$373.2	$372.5
Plastic packaging	219.3	203.1	414.0	374.0
Consolidated net sales	$415.9	$392.5	$787.2	$746.5
Segment earnings (2)
Metal packaging	$41.6	$42.3	$76.6	$79.6
Plastic packaging	27.4	24.9	49.8	39.7
Segment earnings	$69.0	$67.2	$126.4	$119.3
Reconciliation of segment earnings to income (loss) before taxes
Segment earnings	$69.0	$67.2	$126.4	$119.3
Depreciation and amortization expense	35.4	35.8	70.0	70.3
Corporate undistributed expenses (3)	4.0	7.7	7.4	12.4
Other undistributed expenses (4)	17.7	21.4	34.1	42.6
Income (loss) before income taxes	$11.9	$2.3	$14.9	$(6.0)
Depreciation and amortization
Metal packaging	$21.2	$22.8	$42.5	$45.6
Plastic packaging	12.8	11.7	24.8	22.2
Segment depreciation and amortization	34.0	34.5	67.3	67.8
Corporate	1.4	1.3	2.7	2.5
Consolidated depreciation and amortization	$35.4	$35.8	$70.0	$70.3
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
The following table sets forth total assets attributable to our business segments as of the dates indicated:

($ in millions)	June 30, 2014	December 31, 2013
Total assets by segment
Metal packaging	$1,191.1	$1,220.0
Plastic packaging	498.0	517.8
Segment total assets	1,689.1	1,737.8
Corporate	305.1	279.5
Consolidated total assets	$1,994.2	$2,017.3
The following table sets forth the percentage of net sales by customer geographic location for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated net sales
United States	90%	88%	90%	88%
Canada	9	11	9	11
Other	1	1	1	1
Total	100%	100%	100%	100%

Metal packaging net sales
United States	92%	91%	92%	91%
Canada	7	8	7	8
Other	1	1	1	1
Total	100%	100%	100%	100%

Plastic packaging net sales
United States	88%	85%	89%	86%
Canada	11	14	10	13
Other	1	1	1	1
Total	100%	100%	100%	100%
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

We have prepared the following information using the equity method of accounting and certain financing arrangements have been pushed down through intercompany transactions including third party debt, debt issuance costs, and related interest expense to the guarantor subsidiaries. For example, interest expense associated with the debt of BWAY Holding is included in the interest expense of its guarantor subsidiaries, which are paying the interest. In addition, we have pushed down the benefit from income taxes associated with BWAY Holding’s debt to the guarantor subsidiaries. The amounts pushed down to the subsidiaries are reflected in the parent entity’s equity in income or loss of subsidiaries.

BWAY Intermediate Company, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Balance Sheet
As of June 30, 2014

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$1.2	$1.0	$—	$2.2
Accounts receivable, net	—	—	175.6	28.8	—	204.4
Inventories	—	—	137.1	17.8	—	154.9
Deferred tax assets	—	—	28.2	1.5	—	29.7
Intercompany - current	—	11.1	—	—	(11.1)	—
Other current assets	—	—	21.6	4.6	—	26.2
Total current assets	—	11.1	363.7	53.7	(11.1)	417.4
Property, plant and equipment, net	—	—	305.6	51.4	—	357.0
Goodwill	—	—	569.5	—	—	569.5
Other intangible assets, net	—	—	594.8	29.8	—	624.6
Deferred debt issuance costs	—	19.9	—	—	—	19.9
Other assets	—	—	5.6	0.2	—	5.8
Related party note receivable	—	—	16.9	—	(16.9)	—
Intercompany - non-current	—	913.9	6.5	—	(920.4)	—
Investment in subsidiaries	546.0	546.0	71.6	—	(1,163.6)	—
Total assets	$546.0	$1,490.9	$1,934.2	$135.1	$(2,112.0)	$1,994.2
Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$—	$—	$113.6	$15.4	$—	$129.0
Other current liabilities	—	3.8	39.8	6.0	—	49.6
Current portion of long-term debt	—	7.3	—	—	—	7.3
Intercompany - current	—	—	11.1	—	(11.1)	—
Total current liabilities	—	11.1	164.5	21.4	(11.1)	185.9
Long-term debt	—	933.8	—	—	—	933.8
Related party note payable	—	—	—	16.9	(16.9)	—
Deferred tax liabilities	—	—	275.0	16.9	—	291.9
Intercompany - non-current	—	—	913.9	6.5	(920.4)	—
Other liabilities	—	—	34.8	1.8	—	36.6
Total shareholder’s equity	546.0	546.0	546.0	71.6	(1,163.6)	546.0
Total liabilities and shareholder’s equity	$546.0	$1,490.9	$1,934.2	$135.1	$(2,112.0)	$1,994.2

BWAY Intermediate Company, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Balance Sheet
As of December 31, 2013

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$32.4	$7.9	$—	$40.3
Accounts receivable, net	—	—	125.4	16.1	—	141.5
Inventories	—	—	148.9	18.9	—	167.8
Deferred tax assets	—	—	28.2	1.5	—	29.7
Intercompany - current	—	11.1	—	—	(11.1)	—
Other current assets	—	—	21.6	0.9	—	22.5
Total current assets	—	11.1	356.5	45.3	(11.1)	401.8
Property, plant and equipment, net	—	—	298.4	51.2	—	349.6
Goodwill	—	—	577.8	—	—	577.8
Other intangible assets, net	—	—	628.5	31.5	—	660.0
Deferred debt issuance costs	—	22.9	—	—	—	22.9
Other assets	—	—	5.2	—	—	5.2
Related party note receivable	—	—	16.9	—	(16.9)	—
Intercompany - non-current	—	915.3	3.1	—	(918.4)	—
Investment in subsidiaries	546.2	546.2	72.5	—	(1,164.9)	—
Total assets	$546.2	$1,495.5	$1,958.9	$128.0	$(2,111.3)	$2,017.3
Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$—	$—	$117.0	$14.7	$—	$131.7
Other current liabilities	—	3.8	47.2	3.9	—	54.9
Current portion of long-term debt	—	7.3	—	—	—	7.3
Intercompany - current	—	—	11.1	—	(11.1)	—
Total current liabilities	—	11.1	175.3	18.6	(11.1)	193.9
Long-term debt	—	938.2	—	—	—	938.2
Related party note payable	—	—	—	16.9	(16.9)	—
Deferred tax liabilities	—	—	284.7	15.1	—	299.8
Intercompany - non-current	—	—	915.3	3.1	(918.4)	—
Other liabilities	—	—	37.4	1.8	—	39.2
Total shareholder’s equity	546.2	546.2	546.2	72.5	(1,164.9)	546.2
Total liabilities and shareholder’s equity	$546.2	$1,495.5	$1,958.9	$128.0	$(2,111.3)	$2,017.3

BWAY Intermediate Company, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating
Statement of Operations and Comprehensive Income Information
For the three months ended June 30, 2014

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$375.3	$40.6	$—	$415.9
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	308.7	35.3	—	344.0
Depreciation and amortization	—	—	32.4	3.0	—	35.4
Selling and administrative	—	—	6.1	0.8	—	6.9
Restructuring	—	—	1.4	0.1	—	1.5
Interest	—	14.4	0.4	—	—	14.8
Related party interest (income) expense	—	(14.4)	14.4	—	—	—
Transaction costs	—	—	0.4	—	—	0.4
Management fee	—	—	1.2	—	—	1.2
Related party management fee	—	—	(0.9)	0.9	—	—
Other income	—	—	(0.1)	(0.1)	—	(0.2)
Total costs and expenses	—	—	364.0	40.0	—	404.0
Income before income taxes	—	—	11.3	0.6	—	11.9
Provision for income taxes	—	—	4.0	0.6	—	4.6
Equity in income of subsidiaries	7.3	7.3	—	—	(14.6)	—
Net income	$7.3	$7.3	$7.3	$—	$(14.6)	$7.3
Comprehensive income	$10.5	$10.5	$10.5	$3.2	$(24.2)	$10.5

BWAY Intermediate Company, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating
Statement of Operations and Comprehensive Income (Loss) Information
For the six months ended June 30, 2014

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$715.1	$72.1	$—	$787.2
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	—	—	590.6	64.3	—	654.9
Depreciation and amortization	—	—	63.9	6.1	—	70.0
Selling and administrative	—	—	12.0	1.3	—	13.3
Restructuring	—	—	1.7	0.1	—	1.8
Interest	—	28.7	0.5	—	—	29.2
Related party interest (income) expense	—	(28.7)	28.7	—	—	—
Transaction costs	—	—	0.6	—	—	0.6
Management fee	—	—	2.5	—	—	2.5
Related party management fee	—	—	(1.8)	1.8	—	—
Other expense	—	—	—	—	—	—
Total costs and expenses	—	—	698.7	73.6	—	772.3
Income (loss) before income taxes	—	—	16.4	(1.5)	—	14.9
Provision for (benefit from) income taxes	—	—	6.3	(0.6)	—	5.7
Equity in income (loss) of subsidiaries	9.2	9.2	(0.9)	—	(17.5)	—
Net income (loss)	$9.2	$9.2	$9.2	$(0.9)	$(17.5)	$9.2
Comprehensive income (loss)	$9.2	$9.2	$9.2	$(0.9)	$(17.5)	$9.2

BWAY Intermediate Company, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Statement of
Operations and Comprehensive Loss Information
For the three months ended June 30, 2013 (Revised)

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$350.0	$42.5	$—	$392.5
Cost and expenses
Cost of products sold (excluding depreciation and amortization	—	—	284.6	36.0	—	320.6
Depreciation and amortization	—	—	32.1	3.7	—	35.8
Selling and administrative	—	—	11.5	0.9	—	12.4
Restructuring	—	—	2.9	2.6	—	5.5
Interest	—	14.8	0.4	—	—	15.2
Related party interest (income) expense	—	(14.8)	14.3	0.5	—	—
Business acquisition costs	—	—	0.4	—	—	0.4
Management fee	—	—	1.2	—	—	1.2
Other income	—	—	(0.6)	(0.3)	—	(0.9)
Total costs and expenses	—	—	346.8	43.4	—	390.2
Income before income taxes	—	—	3.2	(0.9)	—	2.3
Provision for income taxes	—	—	0.7	1.1	—	1.8
Equity in income (loss) of subsidiaries	0.5	0.5	(2.0)	—	1.0	—
Net income (loss)	$0.5	$0.5	$0.5	$(2.0)	$1.0	$0.5
Comprehensive loss	$(1.9)	$(1.9)	$(1.9)	$(4.4)	$8.2	$(1.9)

BWAY Intermediate Company, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Statement of
Operations and Comprehensive Loss Information
For the six months ended June 30, 2013 (Revised)

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$673.5	$73.0	$—	$746.5
Cost and expenses
Cost of products sold (excluding depreciation and amortization	—	—	556.1	62.0	—	618.1
Depreciation and amortization	—	—	63.2	7.1	—	70.3
Selling and administrative	—	—	19.8	1.7	—	21.5
Restructuring	—	—	4.3	2.8	—	7.1
Interest	—	28.5	0.5	—	—	29.0
Related party interest (income) expense	—	(28.5)	27.5	1.0	—	—
Business acquisition costs	—	—	5.1	—	—	5.1
Management fee	—	—	2.5	—	—	2.5
Other income	—	—	(0.7)	(0.4)	—	(1.1)
Total costs and expenses	—	—	678.3	74.2	—	752.5
Loss (income) before income taxes	—	—	(4.8)	(1.2)	—	(6.0)
(Benefit from) provision for income taxes	—	—	(3.4)	1.7	—	(1.7)
Equity in loss of subsidiaries	(4.3)	(4.3)	(2.9)	—	11.5	—
Net loss	$(4.3)	$(4.3)	$(4.3)	$(2.9)	$11.5	$(4.3)
Comprehensive loss	$(9.2)	$(9.2)	$(9.2)	$(7.8)	$26.2	$(9.2)

BWAY Intermediate Company, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Statement of
Cash Flows Information
For the six months ended June 30, 2014

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$28.3	$(2.9)	$—	$25.4
Cash flows from investing activities
Capital expenditures	—	—	(40.3)	(4.0)	—	(44.3)
Net proceeds from disposition of equipment	—	—	0.2	—	—	0.2
Return of equity from subsidiaries	15.9	15.9	—	—	(31.8)	—
Change in intercompany	—	2.9	—	—	(2.9)	—
Net cash provided by (used in) investing activities	15.9	18.8	(40.1)	(4.0)	(34.7)	(44.1)
Cash flows from financing activities
Repayments of secured debt	—	(3.7)	—	—	—	(3.7)
Proceeds from revolving credit facility borrowings	—	57.9	—	—	—	57.9
Repayments of revolving credit facility borrowings	—	(57.1)	—	—	—	(57.1)
Dividend to Parent	(15.9)	(15.9)	(15.9)	—	31.8	(15.9)
Principal payments under capital lease obligations	—	—	(0.6)	—	—	(0.6)
Change in intercompany	—	—	(2.9)	—	2.9	—
Net cash used in financing activities	(15.9)	(18.8)	(19.4)	—	34.7	(19.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—
Net decrease in cash and cash equivalents	—	—	(31.2)	(6.9)	—	(38.1)
Cash and cash equivalents, beginning of period	—	—	32.4	7.9	—	40.3
Cash and cash equivalents, end of period	$—	$—	$1.2	$1.0	$—	$2.2

BWAY Intermediate Company, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Statement of
Cash Flows Information
For the six months ended June 30, 2013
(Revised)

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$39.6	$6.8	$—	$46.4
Cash flows from investing activities
Capital expenditures	—	—	(29.3)	(2.4)	—	(31.7)
Cash paid for acquisitions, net of cash acquired	—	—	(265.3)	—	—	(265.3)
Net proceeds from disposition of equipment	—	—	0.2	—	—	0.2
Return of equity from subsidiaries	17.1	17.1	—	—	(34.2)	—
Change in intercompany	—	(273.9)	(0.4)	—	274.3	—
Net cash provided by (used in) investing activities	17.1	(256.8)	(294.8)	(2.4)	240.1	(296.8)
Cash flows from financing activities
Proceeds from issuance of secured debt	—	261.0	—	—	—	261.0
Repayments of secured debt	—	(3.7)	—	—	—	(3.7)
Proceeds from revolving credit facility borrowings	—	157.6	—	—	—	157.6
Repayments from revolving credit facility borrowings	—	(131.9)	—	—	—	(131.9)
Principal repayments under capital lease obligations	—	—	(0.5)	—	—	(0.5)
Payment of debt issuance costs	—	(9.1)	—	—	—	(9.1)
Dividend paid to Parent	(17.1)	(17.1)	(17.1)	—	34.2	(17.1)
Change in intercompany	—	—	273.9	0.4	(274.3)	—
Net cash (used in) provided by financing activities	(17.1)	256.8	256.3	0.4	(240.1)	256.3
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.1	—	0.1
Net increase in cash and cash equivalents	—	—	1.1	4.9	—	6.0
Cash and cash equivalents, beginning of period	—	—	0.5	1.7	—	2.2
Cash and cash equivalents, end of period	$—	$—	$1.6	$6.6	$—	$8.2

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
In connection with the Platinum Merger and the Ropak Acquisition, the Company has embarked on an accelerated implementation program that we believe will result in meaningful cost savings with minimal incremental capital expenditures. We have implemented 550 operational initiative actions across a variety of functional areas including sales and marketing, supply chain, manufacturing and selling, general and administrative. As of June 30, 2014, we have identified an additional 800 actions representing approximately $71.0 million in annualized earnings improvement which are being implemented across a variety of functional areas including:

•	Sales and marketing- Implement best practices, optimize customer portfolio management, centralized pricing and further expansion into large consumer accounts;

•	Plant productivity- Implement best practices, rationalization of facilities and productivity related cost reduction focused on labor, spoilage, spending and increasing production throughput;

•	New product initiatives- Product development, product line standardization and rationalization and continued focus on innovative/high margin products;

•	Supply chain initiatives- Leverage scale in acquisition of raw materials including steel, resin, handles, shipping packaging, colorants and other materials, expand use of lower cost materials; and

•	SG&A / back office- Further eliminate non-essential expenses and rationalize health and welfare insurance plans.

As of June 30, 2014, initiatives expected to generate approximately $29.2 million of such annualized earnings improvement have been fully implemented with a further $21 million in a late stage of implementation and $21 million in an early-to-mid-stage implementation. In addition, we continue to identify additional cost saving opportunities that are in various stages of development and we expect to implement these initiatives through the remainder of this year and in 2015 and 2016.
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
Results of Operations
In our discussion of results of operations, we discuss the mathematical difference between net sales and cost of products sold (excluding depreciation and amortization) and that difference as a percentage of net sales. We also discuss segment earnings. We define segment earnings as segment net sales less segment cost of products sold and segment-related selling expenses. Segment cost of products sold excludes segment depreciation and amortization.
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

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
($ in millions)	2014	2013		2014	2013
Net Sales
Metal packaging	$196.6	$189.4	3.8%	$373.2	$372.5	0.2%
Plastic packaging	219.3	203.1	8.0%	414.0	374.0	10.7%
Total	$415.9	$392.5	6.0%	$787.2	$746.5	5.5%

Cost of products sold (1)
Metal packaging	$153.9	$146.2	5.3%	$294.3	$291.0	1.1%
Plastic packaging	190.0	174.3	9.0%	360.4	326.8	10.3%
Segment total	343.9	320.5	7.3%	654.7	617.8	6.0%
Corporate	0.1	0.1	—%	0.2	0.3	-33.3%
Total	$344.0	$320.6	7.3%	$654.9	$618.1	6.0%

Net sales less cost of products sold
Metal packaging	$42.7	$43.2	-1.2%	$78.9	$81.5	-3.2%
Plastic packaging	29.3	28.8	1.7%	53.6	47.2	13.6%
Corporate	(0.1)	(0.1)	—%	(0.2)	(0.3)	-33.3%
Total	$71.9	$71.9	—%	$132.3	$128.4	3.0%

Net sales less cost of products sold as a percentage of net sales
Metal packaging segment	21.7%	22.8%		21.1%	21.9%
Plastic packaging segment	13.4%	14.2%		12.9%	12.6%
Consolidated	17.3%	18.3%		16.8%	17.2%
(1) Excludes depreciation and amortization expense.
Net Sales
In the three and six month periods ended June 30, 2014, consolidated net sales increased $23.4 million, or 6.0%, to $415.9 million and increased $40.7 million, or 5.5%, to $787.2 million, respectively, in comparison to the same period last year. The increase is due to higher sales volume in both segments and the effective pass-through of higher raw material costs in the plastic packaging segment. Additionally, sales were higher for the six months ended June 30, 2014 due to 18 incremental days that the Company owned Ropak in 2014 compared to the same period in 2013. These increases were partially offset by a slightly unfavorable product mix shift, primarily in the metal packaging segment.
In the three and six month periods ended June 30, 2014, net sales from the Company’s metal packaging segment were $196.6 million and $373.2 million, respectively, compared to $189.4 million and $372.5 million, respectively, for the same periods last year. The increase in the three and six month periods ended June 30, 2014 resulted from higher sales volume driven primarily by market demand, partially offset by an unfavorable shift in sales mix. Net sales for the three months ended June 30, 2013 was also impacted by a temporary customer dislocation that was remediated by the end of June 2013.
In the three and six month periods ended June 30, 2014, net sales for the Company’s plastic packaging segment were $219.3 million and $414.0 million, respectively, compared to $203.1 million and $374.0 million, respectively, for the same periods last year.  The increase is due to higher sales volumes as well as the effective pass-through of higher raw material costs. Additionally, sales were higher for the six months ended June 30, 2014 due to the 18 incremental days that the Company owned Ropak in 2014 compared to the same period in 2013.
Difference between net sales and cost of products sold (excluding depreciation and amortization)
The difference between consolidated net sales and cost of products sold (excluding depreciation and amortization) for the three and six months ended June 30, 2014, was $71.9 million and $132.3 million, respectively compared to $71.9 million and $128.4 million, respectively, for the same periods last year, and as a percentage of net sales the difference decreased to 17.3% and 16.8% for the three and six months ended June 30, 2014 compared to 18.3% and 17.2%, respectively, for the three and six months ended June 30, 2013. The percentage decrease for the three and six months ended June 30, 2014 was largely attributable to higher manufacturing costs, which include plant realignment costs in the current quarter and higher transportation and utility costs resulting from the impact of severe winter weather in the first quarter of 2014, and was partially offset by higher volumes and the benefit of operational synergies achieved as a result of our plant consolidation actions taken in 2013.
The difference between metal net sales and cost of products sold (excluding depreciation and amortization) for the three and six months ended June 30, 2014 was $42.7 million and $78.9 million, respectively, compared to $43.2 million and $81.5 million, respectively, for the same periods last year. The difference between metal net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales for the three and six months ended June 30, 2014 was 21.7% and 21.1%, respectively compared to 22.8% and 21.9%, respectively, for the three and six months ended June 30, 2013. The decrease for the three and six months ended June 30, 2014 was primarily attributable to higher manufacturing costs, which includes plant realignment costs in the current year and higher transportation and utility costs resulting from the impact of severe winter weather in the first quarter of 2014, which were partially offset by higher volumes. Also included in the three months ended June 30, 2013 was $2.6 million for a one-time impact related to a temporary customer dislocation.
The difference between plastic net sales and cost of products sold (excluding depreciation and amortization) for the three and six months ended June 30, 2014, was $29.3 million and $53.6 million, respectively, compared to $28.8 million and $47.2 million, respectively, for the same periods last year. For the three months ended June 30, 2014, the increase in the gross difference includes the synergies associated with the 2013 closing of four plastic facilities and other operational synergies including supply chain initiatives and elimination of certain general and administrative costs. Improvements also resulted from actions taken by the Company to improve margins in this segment, including changes in policies and practices with regard to passing through increases in resin price and productivity improvement initiatives. These improvements were partially offset by higher freight costs to service customers and other manufacturing costs. For the six month period, the increase resulted primarily from reduced operating costs resulting from the consolidation of operations at certain legacy BWAY facilities into Ropak facilities, margin improvement actions including productivity improvement initiatives and changes to polices related to the pass-through of resin prices, and the 18 incremental days that the Company owned Ropak in 2014 as compared to the same period in 2013. The favorable impact of these factors was partially offset by costs associated with the severe winter weather in 2014 and higher freight costs to service customers and other manufacturing costs. The six months ended June 30, 2013 includes $0.8 million of non-cash charges resulting from Ropak purchase accounting inventory adjustments. The difference between net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of sales was 13.4% and 12.9% for the three and six months ended June 30, 2014, respectively, compared to 14.2% and 12.6%, respectively, for the same periods last year primarily due to higher manufacturing and freight costs in relation to net sales in the current year.
Selling and Administrative Expense
In the three and six months ended June 30, 2014, selling and administrative expense was $6.9 million and $13.3 million, respectively, compared to $12.4 million and $21.5 million, respectively, for the same periods last year. The decrease in the current period was primarily a result of reduced professional fees related to identifying and executing business performance improvement initiatives.
Depreciation and amortization expense
In the three and six months ended June 30, 2014, depreciation and amortization expense decreased to $35.4 million and $70.0 million, respectively, as compared to $35.8 million and $70.3 million, respectively, for the same periods last year.
Restructuring Expense
In the three and six months ended June 30, 2014, restructuring expense was $1.5 million and $1.8 million, respectively, compared to $5.5 million and $7.1 million, respectively, for the same periods last year. The 2013 periods included our plastic packaging plant consolidation activities.
Interest expense
In the three and six months ended June 30, 2014, interest expense decreased $0.4 million and increased $0.2 million, respectively, compared to the same period last year.  Interest expense decreased for the three months ended June 30, 2014 as a result of lower borrowings. On January 18, 2013, we borrowed $20.0 million on the asset based loan to finance the Ropak Acquisition which was ultimately repaid in 2013. The increase in the six months ended June 30, 2014 was primarily due to the full period impact of increased term loan borrowings related to the Ropak Acquisition. Debt principal outstanding as of June 30, 2014 and June 30, 2013 was $925.8 million and $961.6 million, respectively. Debt principal outstanding as of June 30, 2013 included outstanding revolver borrowings of $29.3 million compared to $0.8 million of outstanding revolver borrowings at June 30, 2014.

Business acquisition costs
In the six months ended June 30, 2013, we recorded $5.1 million of professional fees and other costs to acquire Ropak, including a success-based transaction fee of $5.0 million to PE Advisors of which $3.4 million was determined to be a business acquisition cost and $1.6 million was capitalized as debt issuance cost.
Provision for (benefit from) income taxes
The effective income tax rate for the three and six months ended June 30, 2014 was 38.7% and 38.3%, respectively, as compared to 78.3% and 28.3%, respectively, for the three and six months ended June 30, 2013, respectively. The effective income tax rate for the three and six months ended June 30, 2014 differed from the statutory rate primarily due to state income taxes. The effective tax rate for the three and six months ended June 30, 2013 differed from the statutory tax rate due to a foreign loss for which no benefit could be taken and estimated benefits from R&D credits.
Liquidity and Capital Resources
For certain risk factors that could affect our liquidity and access to capital, see our discussion of “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report. These risks remain unchanged as of June 30, 2014.
As of June 30, 2014, we had $188.3 million available to borrow (subject to certain borrowing base limitations) under the ABL Facility, and we had $2.2 million of cash on hand. As of June 30, 2014, we had $0.8 million outstanding borrowings under the ABL Facility at a variable interest rate of 3.75%.
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
In the year ending December 31, 2014, we expect capital expenditures of approximately $55.0 million to $60.0 million, compared to $66.3 million for the fiscal year ended December 31, 2013. For the six months ended June 30, 2014 capital expenditures were $44.3 million.

For a discussion of certain covenants and restrictions under our debt agreements in place as of June 30, 2014, see Note 4, “Long-Term Debt,” of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. As of June 30, 2014, we were in compliance with our applicable debt covenants.

Debt Refinancing

On August 13, 2014, BWAY Holding completed a private placement offering of $650.0 million aggregate principal amount of 9.125% Senior Notes due 2021 (the “2021 Senior Notes”) and expects to enter into a $1.22 billion term loan facility (the “2014 Term Loan Facility”) on August 14, 2014. The proceeds from both instruments in combination with $8.0 million from the Company's ABL Facility will be used to extinguish existing Company debt obligations, and finance a dividend to BWAY Parent for the repayment of the debt obligations of BWAY Parent and its parent, BOE Intermediate, as well as a special dividend to the stockholders of BOE Holding and certain members of management. See the "Subsequent Event" discussion in Note 1 to the condensed consolidated financial statements for additional information. The Company’s current ABL Facility is expected to be amended effective August 14, 2014 to permit the payment of the dividend to BWAY Parent discussed above and to make conforming changes for the new senior notes and term loan facility; the material terms of the ABL Facility will otherwise remain unchanged.

2021 Senior Notes

The 2021 Senior Notes are priced at a discount to par of 99.364%. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, with the first payment due February 15, 2015. The notes mature August 15, 2021. We will recognize original issue discount of $4.1 million as interest expense over the term of the debt on the effective yield method.

The 2021 Senior Notes are general unsecured obligations of BWAY Holding and are guaranteed jointly and severally, irrevocably, fully and unconditionally by each of BWAY Holding’s current and future domestic subsidiaries that is a borrower and/or guarantor under either the ABL Facility or the 2014 Term Loan Facility.

BWAY Holding may redeem the notes, in whole or in part, at any time on or after August 15, 2017 at certain redemption prices specified in the indenture, plus accrued and unpaid interest, if any, to the redemption date. It may also redeem some or all of the notes before August 15, 2017 at the price of 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest, if any, to the redemption date plus a “make-whole” premium as set forth in the indenture. In addition, at any time before August 15, 2017 BWAY Holding may redeem up to 40% of the aggregate principal amount of the notes, using the net cash proceeds from certain equity offerings. Any time after February 15, 2015 and prior to February 15, 2016, in connection with (but not prior to) the consummation of a transaction that constitutes a change of control, BWAY Holding or any acquirer may redeem all of the notes at a redemption price equal to 103% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the date of redemption, subject to certain conditions.
The indenture governing the notes contains covenants that limit the ability of BWAY Holding (and most of its subsidiaries) to, among other things: (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends, redeem stock or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by BWAY Holding to its restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; and (ix) designate its subsidiaries as unrestricted subsidiaries.

2014 Term Loan Credit Facility

We expect to enter into the 2014 Term Loan Facility pursuant to a term loan credit agreement, dated as of August 14, 2014, by and among BWAY Intermediate, BWAY Holding, as lead borrower, BWAY Corporation and North America Packaging Corporation, as subsidiary borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent. The 2014 Term Loan Facility will mature on August 14, 2020. We will recognize original issue discount of $12.2 million as interest expense over the term of the debt using the effective yield method.

The 2014 Term Loan Facility will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest is payable on the new term loan credit facility at a rate equal to the LIBO rate or the base rate, plus an applicable margin.

The 2014 Term Loan Facility is guaranteed by BWAY Intermediate and each of the BWAY Holding’s current and future direct and indirect wholly-owned subsidiaries (the “Term Loan Guarantors”) other than (i) unrestricted subsidiaries, (ii) certain immaterial subsidiaries, (iii) foreign subsidiaries and any domestic subsidiary of a foreign subsidiary, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, (vi) any subsidiary that is prohibited by applicable law or contractual obligation from guaranteeing the 2014 Term Loan Facility or which would require governmental approval to provide a guarantee (unless such approval has been received), and (vii) Armstrong Containers, Inc.

The 2014 Term Loan Facility is expected to be secured by a first priority security interest (subject to permitted liens and certain other exceptions) on substantially all of the Company’s fixed assets and secured by a second priority lien on all current assets (second in priority to the liens securing the ABL Facility).

We may repay all or any portion of the outstanding 2014 Term Loan Facility at any time, subject to (i) redeployment costs in the case of prepayment of LIBO borrowings other than the last day of the relevant interest period and (ii) a 1.00% prepayment premium on any prepaid term loans in the first twelve months after the closing date in connection with a repricing transaction.

Subject to certain exceptions and reinvestment rights, the 2014 Term Loan Facility will require that 100% of the net cash proceeds from certain asset sales, insurance recovery and condemnation events and debt issuances and 50% (subject to step-downs based on first lien net leverage ratio) from excess cash flow for each fiscal year (commencing with the fiscal year ending December 31, 2014) must be used to pay down outstanding borrowings under the 2014 Term Loan Facility.

The 2014 Term Loan Facility will contain certain negative covenants (subject to exceptions, materiality thresholds and baskets) including, without limitation, negative covenants that limit BWAY Holding’s and its restricted subsidiaries’ ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments or modify certain debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict BWAY Holding's and its restricted subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, or change fiscal year.

The 2014 Term Loan Facility will contain events of default, including, without limitation (subject to customary grace periods and materiality thresholds) events of default upon (i) the failure to make payments under the credit facility, (ii) violation of covenants, (iii) incorrectness of representations and warranties, (iv) cross default and cross acceleration to other material indebtedness in excess of an amount to be agreed, (v) bankruptcy events, (vi) material monetary judgments in an amount in excess of an amount to be agreed (to the extent not covered by insurance), (vii) certain matters arising under ERISA that could reasonably be expected to result in a material adverse effect, (viii) the actual or asserted invalidity of any material guarantees or non- perfection of security interests and (ix) the occurrence of certain changes of control. Upon the occurrence of certain events of default, the obligations under the 2014 Term Loan Facility may be accelerated.

Cash Flow Information
Summary of cash flows and changes in cash and cash equivalents for the six months ended June 30, 2014 and June 30, 2013:

	Six Months Ended June 30,		Percent Change
($ in millions)	2014	2013
Cash provided by operating activities	$25.4	$46.4	-45.3%
Cash used in investing activities	(44.1)	(296.8)	-85.1%
Cash (used in) provided by financing activities	(19.4)	256.3	NM
Effect of exchange rate changes	—	0.1	-100.0%
Net (decrease) increase in cash and cash equivalents	$(38.1)	$6.0	NM
Cash and cash equivalents, end of period	$2.2	$8.2	-73.2%
NM-Not meaningful
Operating Activities
In the first six months of 2014, cash provided by operating activities decreased $21.0 million as compared to the same period last year. The decrease is primarily related to an increase in cash used for primary working capital. We define primary working capital as the sum of accounts receivable and inventories less accounts payable.
Cash used for primary working capital was $51.3 million for the six months ended June 30, 2014 compared to cash used in primary working capital of $23.6 million in the six months ended June 30, 2013. The increase in cash used for primary working capital is primarily due to changes in the timing of collections on accounts receivable and higher inventories.
Investing Activities
For the six months ended June 30, 2014, cash used in investing activities decreased $252.7 million as compared to the same period last year. In the six months ended June 30, 2013, we used $268.0 million of cash to acquire the equity of Ropak. Capital expenditures increased by $12.6 million in the six months ended June 30, 2014 compared to the prior period.
Financing Activities
For the six months ended June 30, 2014, cash used in financing activities was $19.4 million compared to cash provided by financing activities of $256.3 million for the six months ended June 30, 2013. The change is primarily due to the issuance of debt in connection with the Ropak Acquisition in January 2013.
In the six months ended June 30, 2014, cash used in financing activities included $3.7 million of principal repayments on the 2012 Term Loan, $0.6 million of capital lease payments, $0.8 million of net borrowings on revolving credit facilities, and $15.9 million in dividend payments to BWAY Parent.
For the six months ended June 30, 2013, cash provided by financing activities included $261.0 million of additional borrowings under the 2012 Term Loan to finance, in part, the January 2013 Ropak Acquisition and net revolver borrowings of $25.7 million, partially offset by the payment of $9.1 million of debt issuance cost associated with the new debt, and the payment of $17.1 million of dividends to BWAY Parent.
Market Risk
We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. The 2012 Senior Secured Credit Facilities bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. As of June 30, 2014, we had variable rate borrowings of $720.8 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly income before income taxes by $1.8 million.
Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In the six month period ended June 30, 2014 and June 30, 2013, approximately 9.0% and 11.0%, respectively, of net sales were to customers located in Canada. Excluding purchases denominated in Canadian dollars, which are generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to material foreign currency exchange rate risk.
Critical Accounting Policies
For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report. Our critical accounting policies have not changed from those summarized in the Annual Report.
Off-Balance Sheet Arrangements
As of June 30, 2014, a bank had issued standby letters of credit on our behalf in the aggregate amount of $10.9 million, primarily in favor of our workers’ compensation insurers.  Also, as discussed in Notes 1 and 4 of the condensed consolidated financial statements, BWAY Parent and BOE Intermediate have indebtedness of $335.0 million (senior PIK toggle notes due 2017) and $285.0 million (BOE PIK Notes due 2017), respectively. Because neither of these instruments are secured by our assets, nor are we guarantors to either instrument, they are not included in our condensed consolidated financial statements.
Contractual Obligations
As of June 30, 2014, the nature of our contractual obligations has not materially changed for the disclosure in the Annual Report. See “Contractual Obligations and Commercial Commitments” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Annual Report. See Subsequent Event in Note 1 to the condensed consolidated financial statements for a discussion of our August 13, 2014 debt refinancing transaction.
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
For a discussion of interest rate risk and its relation to our indebtedness, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk” of this report.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of June 30, 2014 of BWAY Intermediate’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our principal executive and principal financial officers, whether any change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on its evaluation, management has concluded that no such change has occurred during the quarter ended June 30, 2014.

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

BWAY Intermediate Company, Inc.
(Registrant)

Date:	August 13, 2014	By:	/s/ Michael B. Clauer
Michael B. Clauer Executive Vice-President and Chief Financial Officer (Principal Financial Officer)